Form 10-Q
period 1999-02-28
CEC RESOURCES LTD
filed 1999-04-14
CIK 933435

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999
                               -----------------
or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________


Commission File Number: 1-13630
                        -------


                              CEC RESOURCES LTD.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Alberta Canada                                  98-0018241
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


1605, 700 6th Ave. S.W., Calgary, Alberta, Canada        T2P 0T8
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                (403)  265-7605
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at April 10, 1999
-------------------------------------------------------------------------------
Common stock, stated value  $.20                    1,532,400

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                              CEC RESOURCES LTD.

                                BALANCE SHEETS

                                    ASSETS
                                    ------


                                                                                     February 28,                 November 30,
                                                                                         1999                         1998
                                                                                   -----------------            ------------------
                                                                                     (unaudited)
                                                                                               (in Canadian dollars)
                                                                                                   (in thousands)
Current assets:
     Cash and cash equivalents                                                        $           -             $           1,666
     Accounts receivable:
         Oil and gas sales                                                                      315                           466
         Crown royalty refund and other                                                         287                           333
         Joint interest partners                                                                 32                             8
     Income tax receivable                                                                       28                             -
                                                                                   -----------------            ------------------

     Total current assets                                                                       662                         2,473
                                                                                   -----------------            ------------------

Property and equipment:
     Oil and gas assets, full cost method                                                    18,488                        16,192
     Liquid extraction plant                                                                  1,477                         1,477
     Other property and equipment                                                               141                           108
                                                                                   -----------------            ------------------

                                                                                             20,106                        17,777

     Less:  Accumulated depreciation, depletion, amortization
     and valuation allowance                                                                 (9,439)                       (9,015)
                                                                                   -----------------            ------------------


     Net property and equipment                                                              10,667                         8,762
                                                                                   -----------------            ------------------

                                                                                      $     11,329              $         11,235
                                                                                   =================            ==================

                                                                     (continued)

                              CEC RESOURCES LTD.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                           February 28,              November 30,
                                                                                               1999                      1998
                                                                                          ----------------         ----------------
                                                                                                     (in Canadian dollars)
                                                                                                         (in thousands)
Current liabilities:
     Accounts payable                                                                     $           182          $           237
     Income tax payable                                                                                 -                        3
     Undistributed oil and gas production receipts                                                    208                      113
                                                                                          ----------------         ----------------

     Total current liabilities                                                                        390                      353
                                                                                          ----------------         ----------------

Future site restoration costs (Note 5)                                                                185                      165

Deferred income taxes (Note 3)                                                                      2,001                    1,995

Long-term debt                                                                                        255                        -

Stockholders' equity:
     Preferred stock, authorized unlimited number of shares, no par value; none issued

     Share capital, common stock, authorized unlimited number of shares, without nominal or par value; 1,532,400 shares issued in 1999 and
     1,544,400 in 1998                                                                              1,523                    1,534

     Retained earnings                                                                              6,975                    7,188
                                                                                          ----------------         ----------------
     Total stockholders' equity                                                                     8,498                    8,722
                                                                                          ----------------         ----------------

                                                                                          $        11,329          $        11,235
                                                                                          ================         ================

  The accompanying notes are an integral part of these financial statements.

                              CEC RESOURCES LTD.

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                                            Three Months Ended February 28,
                                                                      ---------------------------------------------
                                                                           1999                         1998
                                                                      ---------------             -----------------
                                                                                 (in Canadian dollars)
                                                                         (in thousands, except per share data)
Revenues:
     Oil and gas sales                                                      $ 992                         $ 811
     Royalties                                                               (184)                         (194)
     Alberta royalty tax credit                                               111                           102
     Field services                                                            42                            51
     Other                                                                      1                             8
                                                                   ---------------             -----------------
     Total revenues                                                           962                           778
                                                                   ---------------             -----------------

Costs and expenses:
     Lease operating expenses                                                 160                           171
     Field services                                                            33                            21
     General and administrative                                               461                           192
     Depreciation, depletion and amortization                                 445                           244
                                                                   ---------------             -----------------
     Total costs and expenses                                               1,099                           628
                                                                   ---------------             -----------------

     Operating income                                                        (137)                          150
                                                                   ---------------             -----------------

Other expense                                                                   7                             3
                                                                   ---------------             -----------------

     Earnings before income taxes                                            (144)                          147

Provision for income taxes (Note 3)                                             -                            56
                                                                   ---------------             -----------------

     Net earnings                                                          $ (144)                         $ 91
                                                                   ===============             =================

Earnings per share:
     Basic                                                                $ (0.09)                       $ 0.06
                                                                   ===============             =================
     Fully diluted                                                        $ (0.09)                       $ 0.06
                                                                   ===============             =================

Average number of common shares outstanding:
     Basic                                                                  1,537                         1,573
                                                                   ===============             =================
     Fully diluted                                                          1,541                         1,576
                                                                   ===============             =================

  The accompanying notes are an integral part of these financial statements.

                              CEC RESOURCES LTD.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended February 28, 1999
                                  (Unaudited)



                                                                                   Retained
                                                Shares            Amount           Earnings            Shares             Amount
                                              ---------          -------           --------            ------             ------
Balances, November 30, 1998                   1,544,400          $ 1,534            $ 7,188                 -              $ -

Purchase and cancellation of shares             (12,000)             (11)               (69)                -                -

Net earnings                                          -                -               (144)                -                -
                                              ---------          -------           --------            ------             ------
Balances, February 28, 1999                   1,532,400          $ 1,523            $ 6,975                 -             $ -
                                              =========          =======           ========            ======             ======

The accompanying notes are an integral part of these financial statements.

                              CEC RESOURCES LTD.

                  STATEMENTS OF CHANGES IN CASH FLOW (Note 2)
                                  (Unaudited)

                                                                               Three Months Ended February 28,
                                                                               -------------------------------
                                                                               1999                        1998
                                                                               ----                        ----
                                                                                     (in Canadian dollars)
                                                                                         (in thousands)
Net earnings                                                                  $ (144)                     $   91
Adjustments to reconcile net earnings to net cash
provided by operating activities:
     Depreciation, depletion and amortization                                    445                         244
     Future income taxes                                                           -                          49
     Other                                                                         -                           -
Net change in operating assets and liabilities                                   207                         397
                                                                              ------                      ------
     Net cash provided by operating activities                                   508                         781
                                                                              ------                      ------
Cash flows from investing activities:
     Additions to oil and gas properties                                      (2,315)                       (424)
     Additions to other assets                                                   (33)                          -
                                                                              ------                      ------
     Net cash used in investing activities                                    (2,348)                       (424)
Cash flows from financing activities:
     Proceeds from long-term debt                                                255                           -
     Purchase of common stock                                                    (81)                       (252)
                                                                              ------                      ------
     Net cash provided by (used in) financing activities                         174                        (252)
Net increase (decrease) in cash and cash equivalents                          (1,666)                        105
Cash and cash equivalents at beginning of period                               1,666                       1,073
                                                                              ------                      ------
Cash and cash equivalents at end of period                                    $    -                      $1,178
                                                                              ======                      ======
Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for:
          Income taxes, net of refunds                                        $   25                      $    -
                                                                              ======                      ======

  The accompanying notes are an integral part of these financial statements.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying financial statements are for CEC Resources Ltd. ("Resources" or "Company"). Resources was a wholly-owned subsidiary of Columbus Energy Corp. ("Parent") from 1984 until February 24, 1995 when 100% of Resources' shares were sold by its Parent to its shareholders or the public in a rights offering.

     These financial statements are prepared in accordance with Canadian generally accepted accounting principles ("GAAP") and require the use of management's estimates. These statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of February 28, 1999 and November 30, 1998, and the results of its operations and of its cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

Currency

     The amounts in these financial statements and notes thereto are in Canadian dollars, unless otherwise stated.

Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all temporary investments to be cash equivalents. Results of hedging activities, when employed, are included in cash flow from operations in the statements of cash flow.

Oil and Gas Properties

     The Company follows the full cost method of accounting whereby all costs associated with the acquisition of, exploration for, and the development of oil and gas reserves are capitalized. Such costs include land acquisition costs, geological and geophysical expenditures, drilling productive and non-productive wells and tangible production equipment. General and administrative expenses are capitalized to the extent such costs are directly associated with acquisition, exploration and development of oil and gas properties. Proceeds from the sale of petroleum and natural gas properties reduce capitalized costs without recognition of a gain or loss unless such a sale would significantly alter the rate of depletion and depreciation.

     Capitalized costs, including tangible production equipment, are depleted using the unit of production method based on proved reserves of oil and gas, before royalties, as estimated by independent engineers. For purposes of the calculation, oil and gas reserves

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


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

     The Company's share of the cost of providing such services is expensed and shown as "field services" cost.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


Earnings Per Share
------------------

     Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share are calculated assuming the exercise of outstanding options.


(2)  STATEMENTS OF CASH FLOWS

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


                                                              Net Cash Provided by                   Net Cash Provided by
                                                              Operating Activities            (Used In) Investing Activities
                                                             ---------------------            ------------------------------
                                                             (In Canadian Dollars)                  (In Canadian Dollars)
Three Months Ended February 28, 1998                             (In Thousands)                         (In Thousands)
------------------------------------
As previously reported                                               $ 398                                   $ (41)
Restatement                                                            383                                    (383)
                                                             ---------------------            ------------------------------
As Restated                                                          $ 781                                  $ (424)
                                                             =====================            ==============================

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS(continued)
                                  (Unaudited)


(3)  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                      Three Months Ended February 28,
                                      -------------------------------
                                             1999          1998
                                      ---------------  --------------
Current:
     Federal                                 $ (6)         $  7
     Alberta                                    -             -
                                      ---------------  --------------
                                               (6)            7
                                      ---------------  --------------
Future:
     Federal                                    6            29
     Alberta                                    -            20
                                      ---------------  --------------
                                                6            49
                                      ---------------  --------------
Total income tax expense                     $  -          $ 56
                                      ===============  ==============

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


Total tax provision has resulted in effective tax rates which differ from statutory Federal income tax rates. The reasons for these differences are illustrated by the following table:

                                                                           Percent of Pretax Earnings
                                                                         Three Months Ended February 28,
                                                                        ---------------------------------
                                                                         1999                       1998
                                                                        ------                    -------
Federal Canadian and provincial statutory rates                           45 %                       45 %
Resource allowance                                                       (92)                       (28)
Crown royalties, net of credits                                           46                         20
Statutory rate change
Adjustments of prior year amounts and other                                1                          1
                                                                        ------                    -------
Effective rate                                                             0 %                       38 %
                                                                        ======                    =======

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


        The tax effect of significant temporary differences representing deferred tax assets and liabilities and charges were as follows (in thousands):

                                                                                    Current Year
                                                             Dec. 1, 1998             Activity               Feb. 28, 1999
                                                           -----------------       ----------------        ------------------
Deferred tax liabilities:
     Temporary differences, principally oil
     and gas properties                                             $ 1,995                    $ 6                   $ 2,001
                                                           =================       ================        ==================

        For Canadian income tax purposes Resources has the following tax attributes available at November 30, 1998 to reduce future taxable income which have been included in calculating the temporary differences above:

        Accumulated property exploration and development costs of $1,696,000, earned depletion base of $1,167,000 and undepreciated capital cost of $1,152,000. The tax attributes of carryforward pools are included to determine the temporary differences shown as deferred tax liabilities. These attributes generally do not expire.

(4)     RELATED PARTY TRANSACTIONS

        Resources incurs certain direct and indirect general and administrative costs for services provided by its former Parent in lieu of expanding the number of its own full-time employees. These costs are primarily for labor, related benefits and other overhead costs as provided by an agreement between the parties. These costs were $37,000 and $98,000 for the three months of 1999 and 1998, respectively. Effective March 31, 1999, this management agreement has been terminated.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


(5)  COMMITMENTS

     The majority of the Company's natural gas is contracted to gas marketing companies on a deliverability basis and sold at published index prices less applicable transportation and marketing charges. The Company has temporarily assigned its firm transportation agreements through October 1999 and has retained the option to obtain additional firm transportation service. At February 28, 1999, the Company had three forward priced hedge contracts all of which were entered into during the fourth quarter of 1998. These contracts allow the Company to receive fixed prices for a percentage of their production. The terms of these transactions are as follows:

                               Daily Quantity            Contract Quantity           Fixed Price/
Period                           GigaJoules                 GigaJoules                GigaJoule
--------------------------    ------------------       ----------------------       ---------------
Nov 98 - Mar 99                           1,055                      159,000                  $2.82
Apr 99 - Oct 99                           1,055                      226,000                  $2.39
Dec 98 - Oct 01                           1,055                    1,125,000                  $2.57

     The unrecognized gain on these contracts totaled $94,000 based on February 28, 1999 market values.

     The Company estimates that future costs of site abandonment and restoration of well sites, gas processing plants and other facilities will be $386,000 as of February 28, 1999 in addition to $185,000 already accrued as a liability. The estimated costs are being recognized on a unit-of-production basis over the life of the properties.


(6)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

     The financial statements have been prepared in accordance with Canadian GAAP which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with GAAP in the United States. Differences in disclosures which affect these financial statements are:

      (a) Under U.S. GAAP, cash (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less. Canadian GAAP permits the inclusion of temporary investments with maturities greater than 90 days in cash. The differences in measurement had no impact on classification in the balance sheets.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


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


(7)  SUBSEQUENT EVENTS

     In March 1999, the Company acquired for $800,000 a working interest in producing gas reserves and associated natural gas gathering facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Westdrum Energy Ltd. and
C. & D. Oil and Gas Ltd.  The acquisition was funded with bank financing.

     In March 1999, the Company acquired for $2.1 million working interests in 17 natural gas wells and associated natural gas gathering and compression facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Cometra Energy (Canada) Ltd. The acquisition was funded with bank financing.

     In March 1999, the Company amended their financing commitment, reflecting an increase in the loan to $5.0 million. The revolving phase of the loan will expire on April 30, 2000 and may be renewed by the Canadian Imperial Bank of Canada.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below summarizes the Company's financial condition and results of operations and should be read in conjunction with the financial statements and related notes. The financial statements contained in this report have been prepared in accordance with Canadian GAAP.

     The information below contains several forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements involve inherent uncertainties, including price volatility, development, operational and implementation risks, as well as other factors that may cause the actual financial

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


performance of Resources to be materially different from predicted financial performance.

Liquidity and Capital Resources

     Management considers Resources' liquidity to be superior to most other small Canadian oil and gas companies based on the fact it has positive working capital, a history of excellent cash flow relative to its modest market capitalization, and has secured a financing commitment with CIBC. See "CIBC Relationship".

     First quarter 1999 net earnings were ($144,000) or ($.09) per share compared to net earnings of $91,000 or $.06 per share for the first quarter of 1998. At February 28, 1999, Resources' stockholders' equity was $8,498,000. The principal sources of the Company's funds are cash flows from operating activities and available borrowings under the Company's financing commitment. See "CIBC Relationship".

     For the first quarter of 1999, net cash from operating activities was $508,000 compared to $781,000 in 1998. This decrease is primarily due to a decrease in the net change of operating assets and liabilities and an increase in general and administrative expenses, which was partially offset by an increase in oil and gas sales. Cash used in investing activities was $2,348,000 in the first quarter of 1999 compared to $424,000 in 1998. This increase was primarily due to the Neutrino acquisition. See "Acquisitions". Net cash provided by financing activities in the first quarter of 1999 was $174,000 which was primarily due to the proceeds from long-term debt, partially offset by the acquisition of 12,000 shares of the Company's common stock. Net cash used in financing activities in the first quarter of 1998 was $252,000 due to the acquisition of 36,000 shares of the Company's common stock.

     During the first quarter of 1999, Resources has accrued $14,000 for capital expenditures out of 1999's originally budgeted capital program of $1,550,000 for workovers, recompletions, well tie-ins and developing proved undeveloped reserves. These expenditures are expected to be incurred primarily during the third and fourth quarter.

CIBC Relationship

     In December 1998, Resources established a financing commitment with the Canadian Imperial Bank of Canada ("CIBC"). The primary purpose of the loan is to provide financing for the acquisition of oil and gas reserves and for normal operating requirements. The initial commitment was a $2.5 million revolving production loan. In March 1999, the commitment was increased to $5.0 million. The revolving phase of the loan will expire on April 30, 2000 and may be renewed by CIBC. During the term phase,

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


the production loan will be permanently reduced by way of consecutive monthly principal payments over a period not to exceed 36 months. The loan is secured by all of the Company's assets. Subsequent to the Company's acquisitions, the amount available under the loan was approximately $1.8 million. These borrowings will result in increased interest expense during the remainder of 1999 compared to 1998. The interest rate on outstanding borrowings is the CIBC Prime Rate plus 3/4 of 1%.

Acquisitions

     In December 1998 the company acquired for $2.3 million working interests in 16 natural gas wells and associated natural gas gathering and compression facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Neutrino Resources, Ltd. The acquisition was funded with cash and bank financing. The acquisition increased the Company's working interest ownership in the Wayne-Rosedale Field from 33.3% to 64%. The Company estimates that as of November 30, 1998, the remaining proved reserves before royalty of the acquired properties are approximately 51,000 barrels of oil and natural gas liquids and approximately 2.3 billion cubic feet of natural gas.

     In March 1999, the Company acquired for $800,000 a 100% working interest in producing natural gas reserves and associated natural gas gathering facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Westdrum Energy Ltd. and C. & D. Oil and Gas Ltd. The acquisition was funded with bank financing. The Company estimates that as of March 1, 1999, the remaining proved reserves before royalty of the acquired property are approximately 19,000 barrels of oil and natural gas liquids and approximately 720,000 Mcf of natural gas.

     In March 1999, the company acquired for $2.1 million working interests in 17 natural gas wells and associated natural gas gathering and compression facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Cometra Energy (Canada) Ltd. The acquisition was funded with bank financing. The acquisition increased the Company's working interest ownership in the Wayne-Rosedale Field from 64% to 97%. The Company estimates that as of March 1, 1999, the remaining proved reserves before royalty of the acquired properties are approximately 48,000 barrels of oil and natural gas liquids and approximately
2.1 billion cubic feet of natural gas.

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

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


price transactions, send invoices or engage in similar normal business activities. In addition to affecting mainframe and mid-range computer systems, this problem potentially impacts computer chips integrated in security, plant automation, and pipeline control and metering systems.

     Resources is currently completing an external review of all Year 2000 issues by contacting and/or sending out questionnaires to all of its natural gas purchasers, gathering system and plant operators, downstream pipeline operators, equipment and service providers, operators of its oil and gas properties, financial institutions and vendors providing payroll and medical benefits and services. Management has set a deadline of April 1999 for this external review process to be completed. Based upon this review, a schedule of revisions (if any) to existing systems as well as requisite contingency plans will be designed and implemented.

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

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


Results of Operations

     Resources' total revenues increased by $184,000 in the first quarter of 1999 compared to the first quarter of 1998, primarily due to increased gas prices. Natural gas sales volumes remained constant in the first quarter of 1999 compared to 1998 as sales relating to the Neutrino acquisition offset the natural production decline in existing properties. General and administrative expenses increased by $269,000 in the first quarter of 1999 compared to the first quarter of 1998. The majority of the increase is due to hiring full time employees, which was partially offset by a reduction in management services formally provided by Columbus Energy Corp. ("Columbus"). Depreciation, depletion and amortization increased by $201,000 in the first quarter of 1999 compared to the first quarter of 1998 primarily due to a downward adjustment to the Company's 1998 year end developed non-producing and proved undeveloped natural gas reserves. The major factors determining the results of operations are discussed in detail in the section that follows.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


Oil and Gas Revenues and Operating Costs

     The following table shows comparative revenues, sales volumes, average prices and percentage changes between periods, for natural gas, oil and plant liquids for the first quarters of 1999 and 1998 and the first quarter of 1999 versus the fourth quarter of 1998.

                                                                                                        Fourth
                                                       First Quarter                                    Quarter
                                                    --------------------            %                   -------            %
                                                    1999            1998          Change                 1998            Change
                                                    ----           -----          ------                -------          ------
Natural gas revenues M$                           $  831          $  554            50%                 $  651             28%
Oil revenues M$                                       95             131           -28%                    125            -24%
Plant liquids revenues M$                             65             126           -48%                     80            -18%
Natural gas sales volumes:
     Millions of cubic feet                          318             319             0%                    258             23%
     MCF/day                                       3,529           3,548                                 2,836
Oil sales volumes:
     Barrels                                       6,406           6,506            -2%                  6,755             -5%
     Barrels/day                                      71              72                                    74
Plant liquids sales volumes:
     Barrels                                       6,487           6,890            -6%                  5,599             16%
     Barrels/day                                      72              77                                    62
Average price received:
     Natural gas - $/MCF                            2.62            1.74            51%                   2.52              4%
     Oil - $/BBL                                   14.83           20.22           -27%                  18.44            -20%
     Plant liquids - $/BBL                         10.07           18.24           -45%                  14.31            -30%

        Natural gas revenues in the first quarter of 1999 were up 50% over first quarter of 1998 because of a 51% price increase. Natural gas sales volumes in the first quarter of 1999 remained constant compared to the first quarter of 1998 as sales relating to the Neutrino acquisition offset the natural production decline in existing properties. Oil revenues were 28% lower in the first quarter of 1999 than last year because of a 27% price decrease and a 2% decline in sales volumes. Plant liquids revenues in the first quarter of 1999 were down 48% over the first quarter of 1998 because of a 45% price decrease and a 6% decline in sales volumes.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


     Natural gas revenues in the first quarter of 1999 were up 28% over the fourth quarter of 1998 due to an increase in sale volumes of 23% as a result of the Neutrino acquisition and a 4% increase in sales prices. Oil revenues were 24% lower in the first quarter of 1999 compared to the fourth quarter of 1998 because of a 20% price decrease and a 5% decline in sales volumes. Plant liquid revenues in the first quarter of 1999 were down 18% over the fourth quarter 1998 because of a 30% decline in prices, partially offset by a 16% increase in sales volumes.

     Royalty expense consists primarily of Crown Royalties in addition to freehold and gross overriding royalties. The Company is eligible for the Alberta Royalty Tax Credit ("ARTC") that varies inversely with prevailing prices for oil and gas sales in Alberta. For the first three months of 1999 the net Crown Royalty rate was 5% compared to 8% in 1998.

     Lease operating expenses for the first quarter of 1999 were 16% as a percentage of oil and gas sales compared to 21% for the first quarter of 1998. Lease operating expenses for the 1999 and 1998 first quarters were $2.44 and $2.57, respectively per barrel of oil equivalent ("BOE"). This reduction is due to well workovers in the Company's Hoffer area in 1998, partially offset by increases in the Company's East Carbon area due to the Neutrino acquisition in 1999. Resources has always followed the U.S. practice of converting its natural gas to BOE based on the heating value ratio of six MCF of natural gas to one barrel of oil rather than a ratio of 10:1 which historically has approximated price ratios. The latter ratio is used almost exclusively by Canadian public companies. Resources' share of processing fees charged to its wells have been deducted from its field services revenues where Resources' one-third Carbon plant ownership is involved. It is anticipated that the Company will be able to exert greater control over its East Carbon lease operating expenses in 1999 as Resources is now the operator as a result of the Neutrino acquisition.

     Field netbacks which are commonly reported by Canadian energy companies equate to oil and gas sales less royalties and lease operating expenses. Resources' average field netback increased significantly in the first quarter of 1999 to $11.53 per BOE compared to $8.24 in first quarter of 1998 primarily due to increased gas prices. If natural gas had been converted to BOE using the Canadian practice of a 10:1 ratio, then reported field netbacks would have been $17.00 and $12.11 per BOE for first quarter of 1999 and 1998 respectively.

Field Services Business Segment

     The Company receives operating service revenue generated by its share of processing fees at the Carbon field liquid extraction plant. However, because it also processes Resources' own gas, that portion of the processing fee revenue attributable to

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


that source is not reported by this segment but instead offsets an identical amount of process expense otherwise chargeable to its lease operations. The Carbon plant also processes gas of unrelated third parties which in the first quarter of 1999 amounted to approximately 38% of the plant's volumes and represents the majority of field services profit.

     Resources also derives revenues and net cash flow from separate gathering and compression facilities in which it has ownership. Amounts applicable to Resources' own production have likewise been eliminated from both revenue and expense of these operations.

General and Administrative Expenses

     General and administrative expenses relate to the direct costs of Resources which do not originate from either its operation of properties or the providing of services. General and administrative expenses for the first quarter of 1999 were $461,000 in 1999 compared to $192,000 in 1998. The majority of the increase is due to hiring full time employees, which was partially offset by a reduction in charges for management services provided by Columbus. These charges are primarily for labor, related benefits and other overhead costs billed by Columbus as allocated by its employees. This management agreement was terminated on March 31, 1999.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization ("DD&A") of oil and gas assets are determined based upon the units of production method. This expense is primarily dependent upon the historical capitalized costs incurred to find, develop and recover oil and gas reserves. The liquid extraction plant and other gathering and compression facilities are amortized on a straight-line method.

     For the first quarter of 1999 the depletion rate was $5.97 per barrel of oil equivalent (6:1) for the Company, compared to $4.02 per BOE for all of fiscal 1998 and $3.01 per BOE for fiscal 1997. This increased rate was primarily due to a downward adjustment to the Company's fiscal 1998 year end proved developed non-producing and proved undeveloped natural gas reserves. Capitalized costs, including tangible production equipment are depleted using the unit of production method based on proved reserves. As the Company's year-end 1998 reserves were adjusted downward, the capitalized costs per unit of proved reserves increased, resulting in an increase to the depletion rate per BOE in the first quarter of 1999. First quarter DD&A expense includes $21,000 in 1999 and $10,000 in 1998 for estimated future site restoration costs.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


Exploration Activities

     Under the full cost method of accounting, all exploration costs associated with continuing efforts to acquire or review prospects including outside geological and seismic consultants are capitalized. A total of ($2,000) of exploration costs were capitalized during the first quarter of 1999 compared to $13,000 in the first quarter of 1998.

Income Taxes

     In 1997, the Company adopted CICA 3465, Income Taxes. Since 1993, Resources had paid current taxes to Revenue Canada based on its taxable income after utilization, to the extent allowed, of its tax pool carryforwards. Currently payable taxable income for future periods is dependent upon the level and type of capital expenditures that are incurred in those periods as well as percentage limitations for utilization of existing tax pools. For fiscal 1998 current income taxes are estimated to be $19,000. For the 1997 fiscal year, Resources paid no current federal tax because additions to deductible property tax pools coupled with carryover balances were sufficient to result in no taxable income.

Exchange Rate of the Canadian Dollar

     All dollar amounts in this report are in Canadian dollars except where otherwise indicated. The following table sets forth the rates of exchange for the Canadian dollar, expressed in United States dollars:

                                                                    Three Months Ended February 28,
                                                            ---------------------------------------------
                                                                  1999                         1998
                                                            ----------------             ----------------
Rate at end of period                                             0.6634                       0.7318
Average rate during period                                        0.6581                       0.7379
High                                                              0.6725                       0.7489
Low                                                               0.6440                       0.7279

     On February 28, 1999, the noon buying rate in Canadian dollars was $.6634 U.S. = $1.00 Canadian.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operation or cash flow of the Company due to adverse changes in financial and commodity market prices and rates. In regard to interest rate risk, the Company has established a $5.0 million credit facility with a Canadian bank as described in "Liquidity and Capital Resources" under
Item 2 "Management's Discussion of Analysis of Financial Condition and Results of Operations" and in Note 7 to the Financial Statements of the Company. The interest rate for borrowings under this facility is variable. In regard to foreign currency risk, the Company's operations are primarily conducted in Canada. The Company does not use financial instruments relating to currency and exchange rates. For information on the exchange rate of the Canadian dollar, refer to "Exchange Rate of the Canadian Dollar" under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations". In regard to commodity price risk, the Company does use financial instruments in an attempt to manage this risk as described in Note 5 to the Financial Statements of the Company.

                              CEC RESOURCES LTD.
                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


                          PART II - OTHER INFORMATION



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                11  -  Computation of per share earnings
                27  -  Financial Data Schedule

           (b)  Reports on Form 8-K

                Report dated December 18, 1998, Item 2, regarding the acquisition of working interest in 16 natural gas wells and associated leaseholds in the Wayne-Rosedale Field, located in Alberta, Canada from Neutrino Resources, Inc.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CEC RESOURCES LTD.
                                        Registrant



DATE: April 14, 1999                    /s/ Patrick R. McDonald
      --------------                    ----------------------------------
                                        President and
                                        Chief Executive Officer
                                        (a duly authorized officer)



DATE: April 14, 1999                    /s/ Kevin D. Struzeski
      --------------                    ----------------------------------
                                        Treasurer
                                        (Chief Financial Officer)