Form 10-Q
period 1999-05-31
CEC RESOURCES LTD
filed 1999-07-15
CIK 933435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       May 31, 1999
                                  ----------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                 ------------------      -----------------------

Commission File Number:                               1-13630
                          ------------------------------------------------------

                               CEC RESOURCES LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Alberta Canada                                98-0018241
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  1605, 700 6th Ave. S.W., Calgary, Alberta, Canada          T2P 0T8
--------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                 (403) 265-7605
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes  X        No
                                                        ----         ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at July 12, 1999
-----------------------------------      ---------------------------------------
 Common stock, stated value $.20                        1,521,400

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               CEC RESOURCES LTD.

                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                                                      May 31,        November 30,
                                                                       1999              1998
                                                                 ---------------   ----------------
                                                                   (unaudited)
                                                                        (in Canadian dollars)
                                                                           (in thousands)
Current assets:
  Cash and cash equivalents                                        $        -        $     1,666
  Accounts receivable:
    Oil and gas sales                                                     496                466
    Crown royalty refund and other                                        436                333
    Joint interest partners                                                 9                  8
  Income tax receivable                                                    58                  -
                                                                  ------------      -------------

  Total current assets                                                    999              2,473
                                                                  ------------      -------------

Property and equipment:
  Oil and gas assets, full cost method                                 21,870             16,192
  Liquid extraction plant                                               1,477              1,477
  Other property and equipment                                            177                108
                                                                  ------------      -------------

                                                                       23,524             17,777

  Less: Accumulated depreciation, depletion, amortization
  and valuation allowance                                              (9,957)            (9,015)
                                                                  ------------      -------------

  Net property and equipment                                           13,567              8,762
                                                                  ------------      -------------
  Other assets                                                             55                  -
                                                                  ------------      -------------

                                                                   $   14,621        $    11,235
                                                                  ============      =============


                                                                     (continued)

--------------------------------------------------------------------------------

                               CEC RESOURCES LTD.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                            May 31,             November 30,
                                                             1999                  1998
                                                       ---------------        ---------------
                                                         (unaudited)
                                                                (in Canadian dollars)
                                                                    (in thousands)
Current liabilities:
  Accounts payable                                       $      323              $      237
  Income tax payable                                              -                       3
  Undistributed oil and gas production receipts                 290                     113
                                                        ------------            ------------

  Total current liabilities                                     613                     353
                                                        ------------            ------------

Future site restoration costs (Note 5)                          202                     165

Deferred income taxes (Note 3)                                1,908                   1,995

Long-term debt                                                3,554                       -

Stockholders' equity:
  Preferred stock, authorized unlimited number of shares, no par value; none issued

  Share capital, common stock, authorized unlimited
  number of shares, without nominal or par value;
  1,521,400 shares issued in 1999 and 1,544,400 in 1998       1,512                   1,534

  Retained earnings                                           6,832                   7,188
                                                        ------------            ------------
  Total stockholders' equity                                  8,344                   8,722
                                                        ------------            ------------

                                                         $   14,621              $   11,235
                                                        ============            ============


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               CEC RESOURCES LTD.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Six Months Ended May 31,         Three Months Ended May 31,
                                                    --------------------------       ---------------------------
                                                       1999            1998              1999           1998
                                                    ----------     -----------       -----------     -----------
                                                                         (in Canadian dollars)

                                                                (in thousands, except per share data)
Revenues:
     Oil and gas sales                               $  2,276       $   1,653         $   1,284       $     842
     Royalties                                           (453)           (327)             (269)           (133)
     Alberta royalty tax credit                           275             166               164              64
     Field services                                        56             121                14              70
     Other                                                  2              15                 1               7
                                                    ----------     -----------       -----------     -----------
     Total revenues                                     2,156           1,628             1,194             850
                                                    ----------     -----------       -----------     -----------
Costs and expenses:
     Lease operating expenses                             354             376               194             205
     Field services                                        40              78                 7              57
     General and administrative                         1,056             359               595             167
     Depreciation, depletion and amortization             979             474               534             230
                                                    ----------     -----------       -----------     -----------
     Total costs and expenses                           2,429           1,287             1,330             659
                                                    ----------     -----------       -----------     -----------

     Operating income                                    (273)            341              (136)            191
                                                    ----------     -----------       -----------     -----------

Interest expense and other                                 59               7                52               4
                                                    ----------     -----------       -----------     -----------

     Earnings before income taxes                        (332)            334              (188)            187

Provision for income taxes (Note 3)                      (108)            120              (108)             64
                                                    ----------     -----------        ----------      ----------

     Net earnings                                    $   (224)      $     214         $     (80)       $    123
                                                    ==========     ===========        ==========      ==========
Earnings per share:
     Basic                                           $  (0.15)      $    0.14         $   (0.05)      $    0.08
                                                    ==========     ===========        ==========      ==========
     Fully diluted                                   $  (0.15)      $    0.14         $   (0.05)      $    0.08
                                                    ==========     ===========        ==========      ==========

Average number of common shares outstanding:
     Basic                                              1,534           1,543             1,530           1,515
                                                    ==========     ===========        ==========      ==========
Fully diluted                                           1,534           1,547             1,530           1,518
                                                    ==========     ===========        ==========      ==========

The accompanying notes are an integral part of these financial statements.

                               CEC RESOURCES LTD.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended May 31, 1999
                                   (Unaudited)



                                                                              Retained
                                          Shares           Amount             Earnings
                                         --------         ----------         ----------
                                                     (in Canadian dollars)
                                               (in thousands, except share data)
Balances, November 30, 1998              1,544,400       $     1,534         $    7,188

Purchase and cancellation of shares        (23,000)              (22)              (132)

Net earnings                                     -                 -               (224)

                                        -----------      ------------      ------------
Balances, May 31, 1999                   1,521,400        $    1,512         $    6,832
                                        ===========      ============      ============

The accompanying notes are an integral part of these financial statements.

                               CEC RESOURCES LTD.

                        STATEMENTS OF CASH FLOW (Note 2)
                                   (Unaudited)

                                                        Six Months Ended May 31,
                                                        ------------------------
                                                          1999            1998
                                                        --------         -------
                                                          (in Canadian dollars)
                                                             (in thousands)

Net earnings                                            $   (224)       $   214
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation, depletion and amortization                   979            474
  Future income taxes                                        (93)            97
  Other                                                      (55)             -

Net change in operating assets and liabilities                94             86
                                                        --------        -------
  Net cash provided by operating activities                  701            871
                                                        --------        -------

Cash flows from investing activities:
  Additions to oil and gas properties                     (5,698)           451
  Additions to other assets                                  (69)             -
                                                        --------        -------
  Net cash used in investing activities                   (5,767)          (451)

Cash flows from financing activities:
  Proceeds from long-term debt                             3,554              -
  Purchase of common stock                                  (154)          (592)
                                                        --------        -------
  Net cash provided by (used in) financing activities      3,400           (592)

Net increase (decrease) in cash and cash equivalents      (1,666)          (172)
Cash and cash equivalents at beginning of period           1,666          1,073
                                                        --------        -------
Cash and cash equivalents at end of period              $      -        $   901
                                                        ========        =======

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Income taxes, net of refunds                        $     40        $     -
                                                        ========        =======

The accompanying notes are an integral part of these financial statements.

                               CEC RESOURCES LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

         The accompanying financial statements are for CEC Resources Ltd. ("Resources" or "Company"). Resources was a wholly-owned subsidiary of Columbus Energy Corp. ("Parent") from 1984 until February 24, 1995 when 100% of Resources' shares were sold by its Parent to its shareholders or the public in a rights offering.

         These financial statements are prepared in accordance with Canadian generally accepted accounting principles ("GAAP") and require the use of management's estimates. These statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 1999 and November 30, 1998, and the results of its operations and of its cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

Currency

         The amounts in these financial statements and notes thereto are in Canadian dollars, unless otherwise stated.

Cash Equivalents

         For purposes of the statements of cash flow, the Company considers all temporary investments to be cash equivalents. Results of hedging activities, when employed, are included in cash flow from operations in the statements of cash flow.

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

         In applying the full cost method, the Company performs a ceiling test which restricts the net capitalized costs from exceeding an amount equal to the estimated undiscounted value of future net revenues from proven oil and gas reserves, based on current prices and costs, after deducting estimated future operating costs, development costs, general and administrative expenses and income tax expense.

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

                               CEC RESOURCES LTD.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




Earnings Per Share
------------------

      Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share are calculated assuming the exercise of outstanding options which are dilutive.


(2)   STATEMENTS OF CASH FLOW

      The Company elected to adopt Canadian Institute of Chartered Accountants
(CICA) 1540, Cash Flow Statements for fiscal 1998. This statement requires a business enterprise to provide a statement of cash flow in place of a statement of changes in financial position. Application of this statement is required for fiscal years beginning on or after August 1, 1998, and earlier application is encouraged. Cash flow information for earlier years that is presented with corresponding information for the initial year of application is restated to conform to the requirements of CICA 1540 as follows:


                                            Net Cash Provided by             Net Cash Provided by
                                            Operating Activities       (Used In) Investing Activities
                                           -----------------------    --------------------------------
                                            (In Canadian Dollars)           (In Canadian Dollars)
                                               (In Thousands)                  (In Thousands)
Six Months Ended May 31, 1998
------------------------------------
As previously reported                           $    488                         $    (68)
Restatement                                           383                             (383)
                                               ------------                     ------------
As Restated                                      $    871                         $   (451)
                                               ============                     ============


                               CEC RESOURCES LTD.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



(3)  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                     Six Months Ended May 31,       Three Months Ended May 31,
                    --------------------------     ----------------------------
                        1999          1998             1999            1998
                       ------        ------           ------          ------
Current:
  Federal             $   (21)      $    23          $   (15)        $    16
  Alberta                   -             -                -               -
                     ---------     ---------        ---------       ---------
                          (21)           23              (15)             16
                     ---------     ---------        ---------       ---------
Future:
  Federal                 (77)           55              (83)             26
  Alberta                 (10)           42              (10)             22
                     ---------     ---------        ---------       ---------
                          (87)           97              (93)             48
                     ---------     ---------        ---------       ---------

Total income tax
  expense             $  (108)      $   120          $  (108)        $    64
                     =========     =========        =========       =========

                               CEC RESOURCES LTD.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



         Total tax provision has resulted in effective tax rates which differ from statutory Federal income tax rates. The reasons for these differences are illustrated by the following table:

                                                    Percent of Pretax Earnings
                                                     Six Months Ended May 31,
                                                  ------------------------------
                                                    1999                  1998
                                                  --------              --------

Federal Canadian and provincial statuory rates       45 %                  45 %

Resource allowance                                  (39)                  (24)

Crown royalties, net of credits                      26                    14

Statutory rate change

Adjustments of prior year amounts and other           1                     1
                                                  --------              --------

Effective rate                                       33 %                  36 %
                                                  ========              ========

     The tax effect of significant temporary differences representing deferred tax assets and liabilities and charges were as follows (in thousands):

                                                 Current Year
                               Dec. 1, 1998        Activity        May 31, 1999
                              --------------    --------------    --------------
Deferred tax liabilities:
  Temporary differences,
  principally oil and
  gas properties                $   1,995          $    (87)         $   1,908
                               ===========        ==========        ===========

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


(4)  RELATED PARTY TRANSACTIONS

     Resources incurred certain direct and indirect general and administrative costs for services provided by its former Parent in lieu of expanding the number of its own full-time employees. These costs were primarily for labor, related benefits and other overhead costs as provided by an agreement between the parties. These costs were $54,000 and $180,000 for the six months of 1999 and 1998, respectively. Effective March 31, 1999, this management agreement was terminated.

                               CEC RESOURCES LTD.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



(5)      COMMITMENTS

         The majority of the Company's natural gas is contracted to gas marketing companies on a deliverability basis and sold at published index prices less applicable transportation and marketing charges. The Company has temporarily assigned its firm transportation agreements through October 1999 and has retained the option to obtain additional firm transportation service. At May 31, 1999, the Company had five forward priced hedge contracts. These contracts allow the Company to receive fixed prices for a percentage of its production. The terms of these transactions are as follows:

                         Daily Quantity     Contract Quantity     Fixed Price/
Period                     GigaJoules           GigaJoules         GigaJoule
-----------------       ----------------   -------------------   -------------

Apr 99 - Oct 99                1,055                226,000          $2.39
Dec 98 - Oct 01                1,055              1,125,000          $2.57
Apr 99 - Oct 99                1,000                214,000          $2.31
Apr 99 - Oct 99                  500                107,000          $2.22
Nov 99 - Oct 00                1,000                366,000          $2.72

         The unrecognized loss on these contracts totaled $429,000 based on May 31, 1999 market values.

         The Company estimates that future costs of site abandonment and restoration of well sites, gas processing plants and other facilities will be $454,000 as of May 31, 1999 in addition to $202,000 already accrued as a liability. The estimated costs are being recognized on a unit-of-production basis over the life of the properties.

(6)      ACQUISITION OF OIL AND GAS PROPERTIES

         In December 1998 and April 1999, Resources purchased producing oil and gas properties in Alberta, Canada. Revenues and expenses subsequent to the purchase dates have been included in 1999 operating results. The pro forma results below are not indicative of the results that would have occurred if the acquisitions had been in effect for the entire periods presented. The results are not intended to be a projection of future results. The incremental effect of the acquired properties summarized financial information is as follows:


                             Six Months Ending May 31,    Three Months Ending May 31,
                             -------------------------    ---------------------------
                               1999            1998          1999             1998
                             -----------    ----------    ----------        ---------
                                             (in Canadian dollars)
                                        (in thousands, except per share data)

Revenues                     $       168    $      756    $        -        $     390
Direct Operating Expenses             65           328             -              160
Net Income (a)                       (30)         (130)            -              (50)
Earnings per share                 (0.02)        (0.08)            -            (0.03)
-------------------------------------------------------------------------------------

(a) Net of pro forma income taxes at effective rates in the Statements of Income.

(7)      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED
         STATES

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

                               CEC RESOURCES LTD.
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

Liquidity and Capital Resources

         Resources has positive working capital, a history of strong cash flow from operating activities relative to its modest market capitalization, and has secured a financing commitment with CIBC. See "CIBC Relationship".

         Second quarter 1999 net earnings were ($80,000) or ($.05) per share compared to net earnings of $123,000 or $.08 per share for the second quarter of 1998. At May 31, 1999, Resources' stockholders' equity was $8,344,000. The principal sources of the Company's funds are cash flows from operating activities and available borrowings under the Company's financing commitment. See "CIBC Relationship".

         For the first six months of 1999, net cash from operating activities was $701,000 compared to $871,000 in 1998. This decrease is primarily due to an increase in general and administrative expenses, which was partially offset by an increase in oil and gas sales. Cash used in investing activities was $5,767,000 for the first six months of 1999 compared to $451,000 in 1998. This increase was primarily due to acquisitions in the East Carbon area. See "Acquisitions". Net cash provided by financing activities in the first six months of 1999 was $3,400,000 which was primarily due to the proceeds from long-term debt, partially offset by the acquisition of 23,000 shares of the Company's common stock. Net cash used in financing activities in the first six months of 1998 was $592,000 due to the acquisition of 83,000 shares of the Company's common stock.

         During the first six months of 1999, Resources has spent $389,000 for capital expenditures out of 1999's originally budgeted capital program of $1,550,000 for workovers, recompletions, well tie-ins and developing proved undeveloped reserves. The Company estimates that total 1999 expenditures for these items will approximate the $1,550,000 originally budgeted and will be funded with cash flow from operations.

CIBC Relationship

         In December 1998, Resources established a financing commitment with the Canadian Imperial Bank of Canada ("CIBC"). The primary purpose of the loan is to provide financing for the acquisition of oil and gas reserves and for normal operating requirements. The initial commitment was a $2.5 million revolving production loan. In March 1999, the commitment was increased to $5.0 million. The revolving phase of the loan will expire on April 30, 2000 and may be renewed by CIBC. During the term phase, the production loan will be permanently reduced by way of consecutive monthly principal payments over a period not to exceed 36 months. The loan is secured by all of the Company's assets. These borrowings will result in increased interest expense during the remainder of 1999 compared to 1998. The interest rate on outstanding borrowings is the CIBC Prime Rate plus 3/4 of 1%.

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

         In March 1999, the Company acquired for $800,000 a 100% working interest in producing natural gas reserves and associated natural gas gathering facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Westdrum Energy Ltd. and C. & D. Oil and Gas Ltd. ("Westdrum"). The acquisition was funded with bank financing. The Company estimates that as of March 1, 1999, the remaining proved reserves before royalty of the acquired property are approximately 19,000 barrels of oil and natural gas liquids and approximately 720,000 Mcf of natural gas.

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

         In April 1999, the Company acquired for $125,000 working interests in 13 natural gas wells and associated natural gas gathering and compression facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Springroad Resources, Inc. The acquisition was funded with bank financing. The Company estimates that as of March 1, 1999, the remaining proved reserves before royalty of the acquired properties are approximately 4,000 barrels of oil and natural gas liquids and approximately 180,000 Mcf of natural gas.

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

         Resources is currently completing an external review of all Year 2000 issues by contacting and/or sending out questionnaires to all of its natural gas purchasers, gathering system and plant operators, downstream pipeline operators, equipment and service providers, operators of its oil and gas properties, financial institutions and vendors providing payroll and medical benefits and services. Management has set a deadline of August 1999 for this external review process to be completed. Based upon this review, a schedule of revisions (if any) to existing systems as well as requisite contingency plans will be designed and implemented.

         The Company utilizes a service bureau for its accounting processing. The service bureau is working on a new software release that would bring its system into compliance at no cost to the Company. The Company is also evaluating accounting systems and making a determination whether to bring all accounting services and processing in-house. Only software that is certified Year 2000 compliant will be considered. If the Company brings these services and processing in-house, a August 1999, deadline will be established for completion of system evaluation and implementation. The Company is also dependent upon personal computer based software programs and files that may not be Year 2000 compliant. The Company has set a deadline of August 1999, to be internally compliant with Year 2000 specifications.

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


Results of Operations

         Resources total revenues increased by $528,000 and $344,000 for the first six months and the second quarter of 1999, respectively, compared to 1998 primarily due to increased gas sales and gas prices. The increase in gas sales is primarily due to sales resulting from the Company's acquisitions that offset the natural production decline in existing properties. General and administrative expenses increased by $697,000 and $428,000 for the first six months and the second quarter of 1999, respectively, compared to 1998 primarily due to hiring full time employees, that was partially offset by a reduction in management services formerly provided by Columbus Energy Corp. ("Columbus"). Depreciation, depletion and amortization ("DD&A") increased by $505,000 and $304,000 for the first six months and the second quarter of 1999, respectively, compared to 1998 primarily due to increased gas sales and a downward adjustment to the Company's 1998 year end developed non-producing and proved undeveloped natural gas reserves that resulted in an increased depletion rate per barrel of oil equivalent ("BOE") in 1999 compared to 1998.

Oil and Gas Revenues and Operating Costs

         The following table shows comparative revenues, sales volumes, average prices and percentage changes between periods, for natural gas, oil and plant liquids for the first six months of 1999 and 1998 and the second quarters of 1999 and 1998.



                                          Six Months Ended May 31,            Three Months Ended May 31,
                                     --------------------------------      --------------------------------
                                      1999       1998       % Change        1999       1998       % Change
                                     ------     ------     ----------      ------     ------     ----------
Natural gas revenues M$               1,834      1,179          56%         1,002        625          60%
Oil revenues M$                         233        250          -7%           138        118          17%
Plant liquid revenues M$                209        224          -7%           144         99          45%

Natural gas sales volumes:
  Millions of cubic feet                704        618          14%           386        299          29%
  MCF/day                             3,866      3,395                      4,195      3,253

Oil sales volumes:
  Barrels                            12,526     12,913          -3%         6,120      6,407          -4%
  Barrels/day                            69         71                         67         70

Plant liquids sales volumes:
  Barrels                            15,513     14,007          11%         9,026      7,117          27%
  Barrels/day                            85         77                         98         77

Average price received:
  Natural gas - $/MCF                  2.61       1.91          37%          2.60       2.09          24%
  Oil - $/BBL                         18.62      19.34          -4%         22.59      18.45          22%
  Plant liquids - $/BBL               13.47      15.99         -16%         15.92      13.82          15%


         Natural gas revenues for the first six months of 1999 increased 56% over the first six months of 1998 because of a 37% price increase and a 14% increase in sales volumes. The increase in sales volumes were primarily due to the Company's acquisitions, "See Acquisitions", which more than offset the natural production decline in existing properties. Oil revenues were 7% lower for the first six months of 1999 compared to the first six months of 1998 because of a 4% price decrease and a 3% decline in sales volumes. Plant liquid revenues were 7% lower for the first six months of 1999 compared to the first six months of 1998 because of a 16% price decrease, partially offset by a 11% increase in sales volumes.

         Natural gas revenues in the second quarter of 1999 were up 60% over second quarter of 1998 because of a 24% price increase and a 29% increase in sales volumes. The increase in sales volumes resulted from the Company's acquisitions which more than offset the natural production decline in existing properties. Oil revenues were 17% higher in the second quarter of 1999 than last year because of a 22% price increase, partially offset by a 4% decline in sales volumes. Plant liquid revenues in the second quarter of 1999 increased 45% over the second quarter of 1998 because of a 15% price increase and a 27% increase in sales volumes.

         Royalty expense consists primarily of Crown Royalties in addition to freehold and gross overriding royalties. The Company is eligible for the Alberta Royalty Tax Credit ("ARTC") that varies inversely with prevailing prices for oil and gas sales in Alberta. For the first six months of 1999 the net Crown Royalty rate was 6% compared to 7% in 1998.

         Lease operating expenses for the first six months of 1999 were 16% as a percentage of oil and gas sales compared to 23% for the first six months of 1998. Lease operating expenses for the first six months of 1999 and 1998 were $2.44 and $2.90, respectively, per BOE. Lease operating expenses for the second quarter of 1999 were 15% as a percentage of oil and gas sales compared to 24% for the second quarter of 1998. Lease operating expenses for the 1999 and 1998 second quarters were $2.44 and $3.24, respectively, per BOE. This reduction is due to well workovers in the Company's Hoffer area in 1998, partially offset by increases in the Company's East Carbon area due to the Company's acquisitions in 1999. Resources has always followed the U.S. practice of converting its natural gas to BOE based on the heating value ratio of six MCF of natural gas to one barrel of oil rather than a ratio of 10:1 which historically has approximated price ratios. The latter ratio is used almost exclusively by Canadian public companies. Resources' share of processing fees charged to its wells have been deducted from its field services revenues where Resources' one-third Carbon plant ownership is involved. It is anticipated that the Company will be able to exert greater control over its East Carbon lease operating expenses in 1999 as Resources is now the operator as a result of the Neutrino, Cometra and Westdrum acquisitions.

         Field netbacks which are commonly reported by Canadian energy companies equate to oil and gas sales less royalties and lease operating expenses. Resources' average field netback increased significantly for the first six months of 1999 to $12.00 per BOE compared to $8.59 for the first six months of 1998 primarily due to the positive revenue and lease operating expense variances previously discussed in this section. If natural gas had been converted to BOE using the Canadian practice of a 10:1 ratio, then reported field netbacks would have been $17.72 and $12.58 per BOE for the first six months of 1999 and 1998 respectively.

Field Services Business Segment

         The Company receives operating service revenue generated by its share of processing fees at the Carbon field liquid extraction plant. However, because it also processes Resources' own gas, that portion of the processing fee revenue attributable to that source is not reported by this segment but instead offsets an identical amount of process expense otherwise chargeable to its lease operations. The Carbon plant also processes gas of unrelated third parties which for the first six months of 1999 amounted to approximately 30% of the plant's volumes and represents the majority of field services profit. Because of the Company's acquisitions in the East Carbon area, the amount of unrelated third party gas processed through the plant has declined, resulting in a decline in field services revenue for 1999 relative to 1998.

         Resources also derives revenues and net cash flow from separate gathering and compression facilities in which it has ownership. Amounts applicable to Resources' own production have likewise been eliminated from both revenue and expense of these operations.

General and Administrative Expenses

         General and administrative expenses relate to the direct costs of Resources which do not originate from either its operation of properties or the providing of services. General and administrative expenses increased by $697,000 and $428,000 for the first six months and second quarter of 1999, respectively, compared to 1998. The majority of the increase is due to hiring full time employees, which was partially offset by a reduction in charges for management services provided by Columbus. These charges were primarily for labor, related benefits and other overhead costs billed by Columbus as allocated by its employees. This management agreement was terminated on March 31, 1999.

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

         For the first six months of 1999 the depletion rate was $6.19 per BOE, compared to $3.21 per BOE for the first six months of 1998 and $4.02 per BOE for all of 1998. This increased rate was primarily due to a downward adjustment to the Company's fiscal 1998 year end proved developed non-producing and proved undeveloped natural gas reserves. Capitalized costs, including tangible production equipment, are depleted using the unit of production method based on proved reserves. As the Company's year-end 1998 reserves were adjusted downward, the capitalized costs per unit of proved reserves increased, resulting in an increase to the depletion rate per BOE. For the first six months of 1999 and 1998, DD&A expense for estimated future site restoration costs were $37,000 and $19,000, respectively.


Exploration Activities

         Under the full cost method of accounting, all exploration costs associated with continuing efforts to acquire or review prospects including outside geological and seismic consultants are capitalized. A total of $172,000 of exploration costs were capitalized during the first six months of 1999 compared to $23,000 in the first six months of 1998.

Income Taxes

         In 1997, the Company adopted CICA 3465, Income Taxes. Since 1993, Resources had paid current taxes to Revenue Canada based on its taxable income after utilization, to the extent allowed, of its tax pool carryforwards. Currently payable taxable income for future periods is dependent upon the level and type of capital expenditures that are incurred in those periods as well as percentage limitations for utilization of existing tax pools. For fiscal 1999, the Company anticipates that no current income tax will be due because of additions to deductible property tax pools and carryforward balances. For fiscal 1998 current income taxes are estimated to be $19,000. For the 1997 fiscal year, Resources paid no current federal tax because additions to deductible property tax pools coupled with carryover balances were sufficient to result in no taxable income.


Exchange Rate of the Canadian Dollar

         All dollar amounts in this report are in Canadian dollars except where otherwise indicated. The following table sets forth the rates of exchange for the Canadian dollar, expressed in United States dollars:

                                     Six Months Ended May 31,
                               -----------------------------------
                                   1999                   1998
                               ------------           ------------

Rate at end of period               0.6770                 0.6863
Average rate during period          0.6648                 0.6983
High                                0.6894                 0.7105
Low                                 0.6440                 0.6831

         On May 31, 1999, the noon buying rate in Canadian dollars was $.6770 U.S.= $1.00 Canadian.

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operation or cash flow of the Company due to adverse changes in financial and commodity market prices and rates. In regard to interest rate risk, the Company has established a $5.0 million credit facility with a Canadian bank as described in "Liquidity and Capital Resources" under
Item 2 "Management's Discussion of Analysis of Financial Conditions and Results of Operations". The interest rate for borrowings under this facility is variable. In regard to foreign currency risk, the Company's operations are primarily conducted in Canada. The Company does not use financial instruments relating to currency and exchange rates. For information on the exchange rate of the Canadian dollar, refer to "Exchange Rate of the Canadian Dollar" under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations". In regard to commodity price risk, the Company does use financial instruments in an attempt to manage this risk as described in Note 5 to the Financial Statements of the Company.


Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 18, 1999, the Company held its 1999 Annual Meeting of Shareholders. At this meeting, the six existing directors were nominated and re-elected as directors of the Company. These six persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                                    For                     Withheld
                             -------------------     -----------------------

James C. Crawford                1,307,625                    727
Loyola G. Keough                 1,307,625                    727
Patrick R. McDonald              1,307,625                    727
Craig W. Sandahl                 1,307,625                    727
Harry A. Trueblood, Jr.          1,307,625                    727
Peter N.T. Widdrington           1,307,625                    727

         In addition, the Company's shareholders approved the appointment of Arthur Andersen LLP as auditors of the Company for the 1999 fiscal year and authorized the Board of Directors to fix the remuneration of the auditors. The votes at the Annual meeting with respect to these auditor matters were as follows:

             For             Against            Abstain
       ----------------  ---------------   -----------------

          1,307,522            27                 803

                          PART II - OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   11 - Computation of per share earnings
                   27 - Financial Data Schedule

          (b) Report dated March 31, 1999, Item 2, regarding the acquisition of working interests in 17 natural gas wells and associated natural gas gathering and compression facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Cometra Energy (Canada) Ltd.

                   Report dated March 31, 1999, Amendment #1, Item 2, regarding the acquisition of working interests in 17 natural gas wells and associated natural gas gathering and compression facilities in the Wayne-Rosedale Field, located in Alberta, Canada from Cometra Energy (Canada) Ltd. After review, CEC Resources has determined that financial statements regarding the acquisition of working interests from Cometra Energy (Canada) Ltd. are not required under Regulation S-X.

                   Report dated April 6, 1999, Item 4, regarding the Board of Directors of CEC Resources Ltd. ("the Company") proposal that the independent auditors for the fiscal year ended November 30, 1999 be Arthur Andersen LLP.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CEC RESOURCES LTD.
                                              Registrant



DATE:     July 15, 1999                       /s/ Patrick R. McDonald
          -----------------------------       ---------------------------------
                                              President and
                                              Chief Executive Officer
                                              (a duly authorized officer)

DATE:     July 15, 1999                       /s/ Kevin D. Struzeski
          -----------------------------       ---------------------------------
                                              Treasurer
                                              (Chief Financial Officer)