Form 10-K405/A
period 1998-11-30
CEC RESOURCES LTD
filed 1999-09-20
CIK 933435

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 1998
                                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ____________________

Commission file number 1-13630
                       -------

                               CEC RESOURCES LTD
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Alberta, Canada                            98-0018241
  -------------------------------                 ------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

      1605, 700 6th Ave., S.W.
      Calgary, Alberta, Canada                           T2P 0T8
  ----------------------------------------          ---------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (403) 265-7605

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
  -------------------                -----------------------------------------
  Common Stock, (no par value)       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No _______
                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock excluding shares held by persons who may be considered affiliates of the registrant as of January 31, 1999 is $4,215,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1999.

                                                        Outstanding at
           Class                                       January 31, 1999
           -----                                       ----------------
  Common Stock, no par value                           1,532,400 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                              CEC RESOURCES LTD.

                               ANNUAL REPORT ON

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                       FOR YEAR ENDED NOVEMBER 30, 1998


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

                                   DIRECTORS

     The Board of Directors of CEC Resources Ltd. (the "Company") currently consists of six members: James C. Crawford, Q.C., Loyola G. Keough, Patrick R. McDonald, Craig W. Sandahl, Harry A. Trueblood, Jr., and Peter N.T. Widdrington. Each of them is a nominee for election as a director at the Company's 1999 Annual Meeting scheduled to be held on May 18, 1999 or any adjournment thereof. The term of office of all nominees, if elected, will commence on their election and will continue until the annual meeting in 2000 or until their successors are duly elected and qualified.

     If any nominee becomes unable to serve as a director before the annual meeting, the persons authorized by the proxy will vote in their discretion for the election of another person for such office. The Board of Directors has no reason to believe that any nominee will decline or become unable to serve before the 1999 annual meeting.

     Certain information as to each director of the Company is set forth in the table below and in the paragraphs below. The information appearing in the table below has been furnished to the Company by the nominees.

Name of Nominees for Director, Principal Occupation and Five                                    First Became
Year Biographical Information                                                 Age               Director in
----------------------------------------------------------------------------------------------------------------
James C. Crawford, Q.C.                                                       64                   1995
Director.  Mr. Crawford has been a partner in the law firm McDonald
Crawford, Calgary, Alberta, and is Chairman of the Board of
Directors of Belfast Petroleum Inc.

Loyola G. Keough                                                              42                   1998
Director.  Mr. Keough has been a partner in the law firm Bennett
Jones, Calgary, Alberta.  He is a Director of WBI Canadian Pipeline
Ltd. and Interenergy Sheffield Processing Company (Canada) Ltd.

Patrick R. McDonald                                                           42                   1998
Director.  Mr. McDonald has been President and Chief Executive
Officer of Resources since July 1998.  From 1987 until 1997 Mr.
McDonald was Chairman and President of Interenergy Corporation,
Denver, Colorado.  Since January 1998, he has been the sole member of McDonald Energy, LLC.  Mr. McDonald is a Petroleum Geologist.

Craig W. Sandahl                                                              71                   1995
Director.  Mr. Sandahl is a private investor in the oil and gas and banking industries.  He is a member of the Board of Directors of the
Chief Executives Organization.

Harry A. Trueblood, Jr.                                                       73                   1972
Director.  Mr. Trueblood was President and Chief Executive Officer of
Resources from 1972 until July 1998.  Mr. Trueblood has served as
Chairman, President and CEO of Columbus Energy Corp., since 1982 and was a founder and former President and/or Chairman and CEO of
Consolidated Oil and Gas, Inc., the former parent of both Columbus
Energy Corp. and Resources, from 1958 to 1988.  He is a member and former Director of the Chief Executives Organization.

Peter N.T. Widdrington                                                        68                   1995
Director.  Mr. Widdrington is a Director of Canadian Imperial Bank of
Commerce, Laidlaw Inc., SNC-Lavalin Group Inc., Talisman Energy Inc.
and Radiology Corporation of America Inc.  He is a member of the
Board of Directors and former President of the Chief Executives
Organization.

                            ADDITIONAL INFORMATION

     On June 30, 1998, Resources entered into a Stock Purchase Agreement (the "Agreement") with McDonald Energy, L.L.C. ("McDonald"), a Colorado limited liability company solely owned by Patrick R. McDonald, currently a director, President and Chief Executive Officer of Resources, pursuant to which McDonald acquired 70,000 shares of newly issued common stock of the Company representing approximately 4.5% of the outstanding shares of common stock (after taking into account the newly-issued shares) for U.S. $5.50 per share. In connection with the Agreement, McDonald was granted a one-year option to purchase 250,000 shares of common stock at U.S. $6.00 per share and the right to nominate a Canadian resident as a director to stand for election at the August 5, 1998 Shareholders' Meeting. Mr. Loyola Keough was that nominee and was elected as a director at last year's annual meeting.

     The Agreement further provided that McDonald and/or its designee was to use its commercially reasonable efforts, subject to compliance with applicable securities laws and acceptable market conditions, to acquire in open market transactions up to 250,000 shares of the Company's common stock during the 60-day period following June 30, 1998. If McDonald was unable to acquire that number of shares during that period, it had the right, but not the obligation, during the five-day period immediately thereafter to request the Company to sell a number of newly-issued shares of common stock equal to the difference between 250,000 and the number of shares of common stock acquired by McDonald in market transactions, for U.S. $5.75 per share. Through CEC Resources Holdings, LLC, McDonald acquired 73,800 shares on the open market and did not request the Company to sell additional shares.

     Pursuant to the Agreement, Mr. Trueblood resigned as President and Chief Executive Officer as of July 1, 1998, and Mr. McDonald was elected to fill those vacancies. Mr. Trueblood continued to serve as Chairman through the 1998 Annual Meeting of Shareholders on August 5, 1998 at which time Mr. Trueblood stood for reelection as a director but not as Chairman.

     In addition, the Agreement provides for potential changes in the Board of Directors. At such time as McDonald (i) has exercised the option to acquire 250,000 shares at U.S. $6.00, or (ii) if the Company acquires entities or assets having a market value equal to or greater than Resources' value on June 30, 1998, McDonald may require that two of the current directors (other than the directors nominated by McDonald) resign and then nominate two qualified persons to fill those vacancies, unless one or both those vacancies have previously been filled by representatives of the acquired companies, in which case such right to nominate is reduced or terminated.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information concerning the executive officers of the Company, each of whom has served at the pleasure of the Board of Directors since the last annual meeting. Biographical information concerning Mr. McDonald is set forth above.

Name of Officer, Position with Resources and
Five Year Biographical Information                                            Age
----------------------------------------------------------------------------------------------
Richard C. Frantz                                                             43
Vice President-Business Development of Resources since November 1998.
Mr. Frantz was Vice President, KN Energy, from 1997 to 1998; Vice
President, Interenergy Corporation, from 1996 to 1997; Vice
President, Premier Enterprises, an energy company, from 1988 to 1996.

Patrick R. McDonald - President and Chief Executive Officer.                  42

Robert R. Morrison                                                            36
Vice President - Engineering and Operations of Resources since
December 1998.  Prior to joining CEC, Mr. Morrison was employed as
Senior District Engineer for Tarragon Oil and Gas Limited from 1993 to 1998.

Kevin D. Struzeski                                                            40
Chief Financial Officer, Treasurer and Secretary for Resources since
November, 1998.  Mr. Struzeski was employed as Accounting Manager,
MediaOne Group from 1997 to 1998 and prior to that he was employed as Controller, Interenergy Corporation from 1995 to 1997 and
Accounting Manager, Snyder Oil from 1993 to 1995.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the outstanding shares of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Such persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such reports received by it, the Company believes that all such reports were timely filed in fiscal 1998 except that Carl Seaman filed a late Form 4 in February 1999 regarding 10 purchases of 14,200 shares occurring from October 1997 through June 1998; these purchases would have otherwise been set forth in six Form 4 reports.


Item 11.  Executive Compensation.
---------------------------------

               DIRECTORS REMUNERATION AND COMMITTEE ASSIGNMENTS

     At each annual organizational meeting, the Board of Directors elects officers and approves the compensation and committee assignments for directors for the ensuing year. During the August 5, 1998 meeting, the Board of Directors adopted the following policy to be effective until amended:

     Each director of Resources who is neither an officer nor an employee will be paid an annual director's fee of Cdn $400 per quarter plus Cdn $700 per meeting for attendance at all regular and special meetings of the Board of Directors.

     In 1998, each non-employee director was granted a 6,000 share, three-year stock option except for Mr. Keough who was granted a 10,000 share, five-year option. No options were granted in 1997. In 1996, each non-employee director was granted a 10,000 share, three-year stock option. The exercise price for all director stock options is the fair market value of the Company's Common Stock on the date of the grant.

     During fiscal 1998, Messrs. Crawford, Keough, Sandahl and Widdrington served on the Audit Committee. The principal duties of the Audit Committee are to recommend to the Board of Directors the engagement and discharge of the independent auditors; review with management and the independent auditors the type of services to be performed by the independent auditors, their performance and their fees; review the scope of the audit; consider comments by the auditors regarding internal controls and accounting procedures, as well as management's response to those comments; and review the adequacy of the Company's system of internal accounting controls. The Audit Committee met once during fiscal 1998 and again in March 1999.

     The Company did not have a Compensation Committee or other Board committee performing equivalent functions during fiscal 1998. For fiscal 1999, Messrs. Crawford and Keough have been appointed to serve on a Special Committee, the principal duties of which are to recommend to the Board of Directors, for their approval, compensation of executive officers and recommend Director committee assignments.

     The Board of Directors held four meetings during fiscal 1998. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors as well as the Audit Committee, if appropriate, during the last fiscal year except that Mr. Keough (who was elected to the Board in August 1998) attended one of the two Board meetings held while he was a director in fiscal 1998.

                            EXECUTIVE COMPENSATION

     The Company entered into a written agreement in 1995 with Columbus Energy Corp. ("Columbus") to provide management services until new management was retained, either by merger, acquisition or direct employment. The Company paid no direct cash compensation to the officers of Columbus for the period that they served as officers of Resources. The Company was charged by Columbus on a monthly basis for the specific time each Columbus officer or employee devoted to the Company. See "Certain Relationships and Related Transactions" in Item 13 below. As a result of Mr. McDonald's investment in the Company and the election of new executive officers in fiscal 1998, the management agreement with Columbus was terminated in March 1999.

     The following table depicts information regarding the annual and long-term compensation paid during each of the last three years to the Company's President and Chief Executive Officer, who is the only executive officer to earn in excess of U.S. $100,000 in salary and bonus in fiscal 1998.


                          SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
Name and Principal                                                                      Number of Securities
Position                 Fiscal Year      Salary (U.S. $)        Bonus (U.S. $)       Underlying Options Granted
------------------       -----------      ---------------        --------------       --------------------------
Patrick R. McDonald,        1998          $  50,000(1)                 0                         78,000
President

--------------------------------------------------------------------------------
(1)  Appointed July 1, 1998


                       STOCK OPTION GRANTS AND EXERCISES

     On October 27, 1994, the Company adopted an Employee Incentive Share Option Plan (the "Plan"). The Plan is administered by the directors of the Corporation or by a committee appointed by the Board of Directors of the Company. The Plan authorizes the committee to grant options for up to 300,000 shares of the Company's common stock. The shares are to be issued out of the Company's authorized and unissued shares and will be issued as fully paid and non-assessable. Also, the number of Resources shares so reserved for issuance or subject to an option under the Plan to any one person may not exceed 5% of the number of Resources shares which are outstanding at the time of the granting of the option.

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

     The following table sets forth information concerning individual grants of stock options made during fiscal 1998 to the Company's President and Chief Executive Officer. The stock options were granted at the market price on the date of grant.

                          OPTION GRANTS IN FISCAL 1998

------------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realisable
                                                                                           Value at Assumed Annual
                       Number of                                                            Rates of Stock Price
                       Securities      % of Total                                             Appreciation for
                       Underlying     Options Granted                                          Option Term (2)
                        Options       to Employees in     Exercise Price     Expiration      5%            10%
------------------------------------------------------------------------------------------------------------------
     Name              Granted (1)      Fiscal Year       (U.S. $/Share)        Date       (U.S.$)       (U.S.$)
------------------------------------------------------------------------------------------------------------------
Patrice R. McDonald     78,000              66.1            $  5.50           7/1/03       $145,902      $331,000
------------------------------------------------------------------------------------------------------------------


(1) Options granted at the closing price of the Company's common stock on the date of the grant.

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

     No options were exercised by the Company's President and Chief Executive Officer during fiscal 1998. The following table summarizes information with respect to the value of that officer's unexercised stock options at November 30, 1998:

                           Number of Securities                        In-the-Money
                          Underlying Unexercised                  Value of Unexercised
                           Options at Year End                    Options at Year End (2)
----------------------------------------------------------------------------------------------
Name                    Exercisable     Unexercisable          Exercisable     Unexercisable
----------------------------------------------------------------------------------------------
Patrick R. McDonald          0             78,000(1)                0              0
----------------------------------------------------------------------------------------------

(1)  These options become exercisable on July 1, 1999.

(2) The in-the-money value of unexercised options is equal to the excess of the per share market price of the Company's stock at November 30, 1998 over the per share exercise price multiplied by the number of unexercised options. However, the per share exercise price was higher than the market price of the Company's stock at fiscal year end.

                 INSIDER PARTICIPATION IN COMPENSATION MATTERS

     During fiscal 1998, the Company had no compensation committee of its Board of Directors. Decisions as to the compensation of Patrick R. McDonald who became President, Chief Executive Officer and director on July 1, 1998, as well as two executive officers hired during the fourth quarter of the 1998 fiscal year, were determined by the Board of Directors.

     Mr. McDonald participated as a director in determining the compensation of the two executives during the 1998 fiscal fourth quarter. Harry A. Trueblood, Jr. was President and Chief Executive Officer of the Company until July 1, 1998 and a director throughout the 1998 fiscal year and also participated in the determination of the executive compensation of each of the above-mentioned executive officers. See also "Executive Compensation" and "Certain Relationships and Related Transactions" regarding Mr. Trueblood and Columbus.

                   REPORT OF BOARD ON EXECUTIVE COMPENSATION

     Prior to July 1, 1998, all management services were provided to the Company by Columbus under a management agreement. On July 1, 1998, Patrick R. McDonald became President and Chief Executive Officer of the Company. In November and December, 1998, Mr. McDonald and the Board of Directors of the Company added three other executive officers to the Company's management team. The management agreement with Columbus was terminated in March, 1999.

     The goal of the Board of Directors with respect to the compensation of executive officers is to develop a program which attracts, retains and motivates the executive officers. The Board also seeks to align the interests of the executives with the success of the Company. In order to do so, the Board of Directors believes that the Company should (1) pay competitive salaries, (2) establish a performance bonus plan in order to provide short-term incentives relating to the performance of the individual and the Company, and (3) provide long-term incentives consisting of stock or stock options to tie the executive officers to the long-term economic interests of the Company. The Board of Directors intends to adopt a performance bonus plan for executive officers. The Company has in place an Employee Incentive Share Option Plan.

     Mr. McDonald's salary in fiscal 1998 and stock options for his services as President and Chief Executive Officer were determined in accordance with an employment agreement into which the Company and Mr. McDonald entered at the time of Mr. McDonald's acquiring shares of the Company and becoming the President, Chief Executive Officer and a director of the Company. The employment agreement was the result of arm's length negotiations. It set forth the base annual salary of Mr. McDonald and provided for the grant of an employee stock option for 78,000 shares. The Board intended the base salary to be competitive and to reflect the experience of Mr. McDonald, his responsibilities at the Company, and the size and complexities of the Company's business. The stock options granted to McDonald were part of the existing Employee Incentive Share Option plan designed to attract and retain officers, directors and other key employees.

     The Company believes that the limitation on the deductibility of compensation for United States federal income tax purposes under Section 162(m) of the Internal Revenue Code does not apply to the fiscal 1998 compensation of the Company's executive officers. Any such limitation would be a factor in deciding future compensation.

BOARD OF DIRECTORS

     James C. Crawford
     Loyola G. Keough
     Patrick R. McDonald
     Craig W. Sandahl
     Harry A. Trueblood, Jr.
     Peter N.T. Widdrington

                             EMPLOYMENT AGREEMENT

     On June 30, 1998, the Company also entered into a three-year employment contract with Mr. McDonald, effective as of July 1, 1998, which provides for a base salary of U.S. $120,000 per year along with other usual benefits such as medical and dental coverage and industry-related dues and subscriptions. The employment contract with Mr. McDonald provides for the ability of either the Company or Mr. McDonald to terminate the contract if there is a change in control of the Company. Change in control includes (1) the acquisition by a party of 50% or more of the combined voting power of the Company's outstanding shares within a 12-month period, or (2) the acquisition of the Company by merger, sale or purchase of assets, liquidation or other means as a result of which existing stockholders of the Company own less than 50.1% of the surviving entity, or (3) there is a change in more than a majority of the Company's Board of Directors as a result of a transaction or proxy contest with a third party unaffiliated with Mr. McDonald and not endorsed by Mr. McDonald. In the event of a change in control not supported by a majority of the Company's then existing Board of Directors, Mr. McDonald is to be paid 400% of his "Compensation" upon termination of the employment agreement. In the event of a change in control supported by the then existing Board of the Company, Mr. McDonald is to be paid 200% of his "Compensation" upon termination of the employment agreement. For this purpose, the term "Compensation" means the average of Mr. McDonald's annual base pay salary and bonuses for two years prior to the termination date (or such lesser period of employment), prorated to be a monthly amount, multiplied by the remaining months during the three-year term of employment contract (or multiplied by 12 if the initial three year term has expired). In addition, any incentive awards become 100% vested upon the occurrence of a change in control. As part of the compensation stated in his employment contract, Mr. McDonald was also granted options to acquire 78,000 shares of Resources' common stock. See "Stock Option Grants and Exercises".
Mr. McDonald may also present to the Board for approval in its discretion, a proposed incentive compensation benefit plan for officers and key employees.

                  SHAREHOLDER RETURN PERFORMANCE PRESENTATION

     The Company has prepared, in accordance with rules of the SEC, a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock with the cumulative total return of the American Stock Exchange Market Value Index and the Dow Jones Secondary Oil Index from March 10, 1995, the first day of trading, to November 30, 1998, as set forth below. The graph assumes the value of the investment in Resources' common stock and each index as $100 on March 10, 1995, and that all dividends (of which there were none by the company) were reinvested.

     The Stock Price Performance Graph below shall not be deemed incorporated by reference into any filing by the Company under the Securities Exchange Act of 1933 or the Securities Act of 1934, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such acts.

                  [STOCK PRICE PERFORMANCE GRAPH APPEARS HERE]

-----------------------------------------------------------------------------------
                         3/10/95    11/30/95    11/30/96    11/30/97    11/30/98
-----------------------------------------------------------------------------------
CEC Resources                100       175.0       173.1      196.2        134.6
-----------------------------------------------------------------------------------
Amex Market Value (1)        100       118.7       130.6      150.8        153.0
-----------------------------------------------------------------------------------
Dow Jones-Secondary Oil (2)  100       103.3       135.6      136.7        108.4
-----------------------------------------------------------------------------------

(1) Source:  American Stock Exchange
(2) Source:  Dow Jones Index


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information concerning persons known by the Company to be beneficial owners of more than five percent of the Company's voting securities as of March 30, 1999. All information is taken from or based on filings made by such beneficial owners with the Securities and Exchange Commission ("SEC") or information provided by such owners to the Company. Except as indicated in the footnotes, each person identified in the table holds sole voting and investment power with respect to the shares shown opposite such person's name.

Title                 Name and Address                      Amount and Nature of            Percent
of Class              of Beneficial Owner                    Beneficial Ownership           of Class
--------              -------------------                   ---------------------          ----------
Common Stock          Patrick R. McDonald and                     393,800/(1)/                22.1
no par value          McDonald Energy, LLC
                      1700 Broadway, Suite 1150
                      Denver, CO 80290

                      Harry A. Trueblood, Jr.                     329,696/(2)/                21.5
                      1660 Lincoln Street, Suite 2400
                      Denver, CO 80264

                      Carl Seaman                                 217,209/(3)/                14.2
                      63 Hunting Ridge Road
                      Greenwich, CT 06831

                      Craig W. Sandahl                            114,050/(4)/                 7.3
                      13875 Virginia Foothills Drive
                      Reno, NV 89511

--------------------------------------------------------------------------------
(1) Patrick R. McDonald is the sole member of McDonald Energy, LLC. Includes 250,000 shares underlying a one year option which expires June 30, 1999. Also includes 73,800 shares owned by CEC Resources Holdings, LLC of which McDonald Energy, LLC has 58.3% interest.
(2) Does not include 28,911 shares which are owned by Lucile B. Trueblood, Mr. Trueblood's wife, which she acquired as her separate property and as to which Mr. Trueblood disclaims any beneficial ownership.

    Includes 207,000 shares owned by the Harry A. Trueblood Charitable Remainder Unitrust dated June 1, 1998 to which shares Mr. Trueblood disclaims ownership; but as the only trustee, does hold sole voting rights to such shares.
(3) Includes 79,957 shares owned by Carl and Associates, a partnership in which Mr. Seaman owns an 80% partnership interest and as to which Mr. Seaman shares voting and investment power. Does not include 2,032 shares which are owned by Linda Seaman, Mr. Seaman's wife, which she acquired as her separate property and as to which Mr. Seaman disclaims any beneficial ownership.
(4) Includes 20,000 shares underlying exercisable stock options.


                       SECURITY OWNERSHIP OF MANAGEMENT

     The table below provides information as to each class of Resources' equity securities beneficially owned as of March 30, 1999 by (i) each director, (ii) the Company's President and Chief Executive Officer and (iii) all directors and executive officers as a group. All information is taken from or based on filings made by such persons with the SEC or provided by such persons to the Company. Except as indicated in the footnotes, each person identified in the table holds sole voting and investment power with respect to the shares shown opposite such person's name.

                                                               Amount
                                                              and Nature
                                                                 of
                                   Name and Address           Beneficial          Percent
Title of Class                     Of Beneficial Owner        Ownership           of Class
-----------------                  -------------------        ---------           --------
Common Stock - no par value        Patrick R. McDonald and     393,800/(1)/         22.1
                                   McDonald Energy, LLC

                                   Harry A. Trueblood, Jr.     329,696/(2)/         21.5

                                   Craig W. Sandahl            114,050/(3)/          7.3

                                   Peter N.T. Widdrington       21,000/(3)/          1.4

                                   James C. Crawford            20,500/(3)/          1.3

                                   Loyola G. Keough                  -                 -

            All directors and executive officers as a group    879,046              47.7
            (9 persons including the above)

--------------------------------------------------------------------------------
(1)  See Footnote 1 under "Security Ownership of Certain Beneficial Owners".

(2)  See Footnote 2 under "Security Ownership of Certain Beneficial Owners".

(3)  Includes 20,000 shares underlying exercisable stock options.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has never entered into any transactions with officers or directors of the Company with respect to participation in its oil and gas ventures, and the present management of the Company has no current intention of doing so in the future. However, if any transaction with an officer or director of the Company does occur, it is the Company's intention to cause any such transaction to be on terms that are no less favorable to the Company than the terms that could be obtained from an unrelated third party in an arm's length transaction.

     Mr. Trueblood is a director, executive officer and more than 10% shareholder of Columbus. During fiscal 1998, Columbus received U.S. $218,000 from the Company for providing certain management services pursuant to the management agreement described in "Executive Compensation".

     During fiscal 1999, the Company has utilized for general corporate matters the legal services of McDonald Crawford and Bennett Jones whose partners include Mr. Crawford and Mr. Keough, respectively.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  September 17, 1999

                                             CEC RESOURCES LTD..
                                             ------------------------------
                                             (Fegistsrant)


                                             By: /s/ Patrick R. McDonald
                                                ---------------------------
                                                Patrick R. McDonald
                                                President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

      Signature                                         Title                                            Date
      ---------                                         -----                                            ----
                                              Principal Executive Officer                        September 17, 1999
/s/ Patrick R. McDonald
_______________________________             President and Chief Executive Officer
Patrick R. McDonald
                                         Principal Accounting and Financial Officer
/s/ Kevin D. Struzeski
_______________________________                           Treasurer                              September 17, 1999
Kevin D. Struzeski
                                               Majority of Board of Directors
/s/ James C. Crawford
_______________________________                           Director                               September 14, 1999
James C. Crawford

/s/ Loyola G. Keough
_______________________________                           Director                               September 16, 1999
Loyola G. Keough

/s/ Patrick R. McDonald
_______________________________                           Director                               September 16, 1999
Patrick R. McDonald

/s/ Harry A. Trueblood, Jr.
_______________________________                           Director                               September 15, 1999
Harry A. Trueblood, Jr.