Form 10-Q
period 1999-08-31
CEC RESOURCES LTD
filed 1999-10-15
CIK 933435

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                August 31, 1999
                               -------------------------------------------------
                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:                           1-13630
                        --------------------------------------------------------

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

  1605, 700 6/th/ Ave. S.W., Calgary, Alberta, Canada        T2P 0T8
--------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                (403)  265-7605
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___
                                               ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at October 14, 1999
-------------------------------------   ----------------------------------------
   Common stock, stated value $.20                      1,521,400

                        PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                              CEC RESOURCES LTD.

                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                                       August 31                   November 30,
                                                                                         1999                          1998
                                                                                    ----------------             -----------------
                                                                                      (unaudited)
                                                                                                (in Canadian dollars)
                                                                                                   (in thousands)
Current assets:
      Cash and cash equivalents                                                       $           -                $        1,666
      Accounts receivable:
         Oil and gas sales                                                                      421                           466
         Crown royalty refund and other                                                         470                           333
         Joint interest partners                                                                 24                             8
      Income tax receivable                                                                      58                             -
                                                                                    ----------------             -----------------

      Total current assets                                                                      973                         2,473
                                                                                    ----------------             -----------------

Property and equipment:
      Oil and gas assets, full cost method                                                   22,023                        16,192
      Liquid extraction plant                                                                 1,477                         1,477
      Other property and equipment                                                              200                           108
                                                                                    ----------------             -----------------

                                                                                             23,700                        17,777

      Less:  Accumulated depreciation, depletion, amortization
      and valuation allowance                                                               (10,556)                       (9,015)
                                                                                    ----------------             -----------------

      Net property and equipment                                                             13,144                         8,762
                                                                                    ----------------             -----------------
      Other assets                                                                            1,864                             -
                                                                                    ----------------             -----------------

                                                                                      $      15,981                $       11,235
                                                                                    ================             =================

                                                                                                                   (continued)
----------------------------------------------------------------------------------------------------------------------------------

                              CEC RESOURCES LTD.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                            August 31                  November 30,
                                                                                              1999                         1998
                                                                                         ----------------             --------------
                                                                                           (unaudited)
                                                                                                    (in Canadian dollars)
                                                                                                        (in thousands)
Current liabilities:
      Accounts payable                                                                    $          282                $     237
      Income tax payable                                                                               2                        3
      Undistributed oil and gas production receipts
                                                                                                     507                      113
                                                                                         ----------------             ------------

      Total current liabilities                                                                      791                      353
                                                                                         ----------------             ------------

Future site restoration costs (Note 5)                                                               221                      165

Deferred income taxes (Note 3)                                                                     1,739                    1,995

Long-term debt                                                                                     4,850                        -

Stockholders' equity:
      Preferred stock, authorized unlimited number of shares, no par value; none issued

      Share capital, common stock, authorized unlimited number of shares, without nominal or par value; 1,521,400 shares issued in 1999 and
      1,544,400 in 1998                                                                            1,512                    1,534

      Retained earnings                                                                            6,868                    7,188
                                                                                         ----------------             ------------
      Total stockholders' equity                                                                   8,380                    8,722
                                                                                         ----------------             ------------

                                                                                          $       15,981                $  11,235
                                                                                         ================             ============
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              CEC RESOURCES LTD.

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Nine Months Ended August 31,           Three Months Ended August 31,
                                                   --------------------------------       ---------------------------------
                                                       1999              1998                  1999              1998
                                                   --------------    --------------       --------------    ---------------
                                                                             (in Canadian dollars)
                                                                      (in thousands, except per share data)
Revenues:
  Oil and gas sales                                    $  3,684          $   2,380            $   1,408          $    727
  Royalties                                                (732)              (460)                (279)             (133)
  Alberta royalty tax credit                                434                242                  159                76
  Field services                                             75                175                   19                54
  Other                                                       2                 27                    -                12
                                                       --------          ---------            ---------          --------
  Total revenues                                          3,463              2,364                1,307               736
                                                       --------          ---------            ---------          --------

Costs and expenses:
  Lease operating expenses                                  585                563                  231               187
  Field services                                             65                111                   25                33
  General and administrative                              1,522                615                  466               256
  Depreciation, depletion and amortization                1,597                686                  618               212
                                                       --------          ---------            ---------          --------
  Total costs and expenses                                3,769              1,975                1,340               688
                                                       --------          ---------            ---------          --------

  Operating income                                         (306)               389                  (33)               48
                                                       --------          ---------            ---------          --------

Interest expense and other                                  136                (23)                  77               (30)
                                                       --------          ---------            ---------          --------

  Earnings before income taxes                             (442)               412                 (110)               78

Provision for income taxes (Note 3)                        (254)               144                 (146)               24
                                                       --------          ---------            ---------          --------

  Net earnings                                         $   (188)         $     268            $      36          $     54
                                                       ========          =========            =========          ========
Earnings per share:
  Basic                                                $  (0.12)         $    0.17            $    0.02          $   0.04
                                                       ========          =========            =========          ========
  Fully diluted                                        $  (0.12)         $    0.17            $    0.02          $   0.04
                                                       ========          =========            =========          ========

Average number of common shares outstanding:
  Basic                                                   1,529              1,542                1,521             1,539
                                                       ========          =========            =========          ========
  Fully diluted                                           1,529              1,546                1,523             1,543
                                                       ========          =========            =========          ========

The accompanying notes are an integral part of these financial statements.

                              CEC RESOURCES LTD.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended August 31, 1999
                                  (Unaudited)

                                                                                     Retained
                                                   Shares           Amount           Earnings
                                                 -----------     ------------      -------------
                                                               (in Canadian dollars)
                                                         (in thousands, except share data)
Balances, November 30, 1998                       1,544,400          $ 1,534            $ 7,188

Purchase and cancellation of shares                 (23,000)             (22)              (132)

Net earnings                                              -                -               (188)

                                                 ----------         --------            -------
Balances, August 31, 1999                         1,521,400          $ 1,512            $ 6,868
                                                 ==========         ========            =======

The accompanying notes are an integral part of these financial statements.

                              CEC RESOURCES LTD.

                       STATEMENTS OF CASH FLOW (Note 2)
                                  (Unaudited)

                                                                             Nine Months Ended August 31,
                                                                          ----------------------------------
                                                                              1999                  1998
                                                                          ------------           -----------
                                                                                 (in Canadian dollars)
                                                                                    (in thousands)
Net earnings                                                                 $   (188)             $   268
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation, depletion and amortization                                     1,597                  686
   Future income taxes                                                           (256)                 120
   Other                                                                          (55)                   -

Net change in operating assets and liabilities                                    291                  144
                                                                             --------              -------
   Net cash provided by operating activities                                    1,389                1,218
                                                                             --------              -------

Cash flows from investing activities:
   Additions to oil and gas properties                                         (5,851)                (489)
   Additions to other assets                                                   (1,900)                   -
                                                                             --------              -------
   Net cash used in investing activities                                       (7,751)                (489)

Cash flows from financing activities:
   Proceeds from long-term debt                                                 4,850                    -
   Proceeds from issuance of common stock                                                              513
   Purchase of common stock                                                      (154)                (592)
                                                                             --------              -------
   Net cash provided by (used in) financing activities                          4,696                  (79)

Net increase (decrease) in cash and cash equivalents                           (1,666)                 650
Cash and cash equivalents at beginning of period                                1,666                1,073
                                                                             --------              -------
Cash and cash equivalents at end of period                                   $      -              $ 1,723
                                                                             ========              =======

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
      Income taxes, net of refunds                                           $     40              $   (50)
                                                                             ========              =======

The accompanying notes are an integral part of these financial statements.

(1)  BASIS OF PRESENTATION

     The accompanying financial statements are for CEC Resources Ltd. ("Resources" or "Company"). Resources is an independent oil and gas company and was incorporated on May 31, 1955 under the Business Corporations Act (Alberta ) in Canada and was acquired by the former parent of Columbus Energy Corporation ("Columbus") in 1969 and by Columbus on July 31, 1984. It remained a wholly owned subsidiary of Columbus until spun-off from Columbus by a rights offering in February 1995.

     These financial statements are prepared in accordance with Canadian generally accepted accounting principles ("GAAP") and require the use of management's estimates. These statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 1999 and November 30, 1998, and the results of its operations and of its cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Currency

     The amounts in these financial statements and notes thereto are in Canadian dollars, unless otherwise stated.

Cash Equivalents

     For purposes of the statements of cash flow, the Company considers all temporary investments to be cash equivalents. Results of hedging activities, when employed, are included in cash flow from operations in the statements of cash flow.

Oil and Gas Properties

     The Company follows the full cost method of accounting whereby all costs associated with the acquisition of, exploration for, and the development of oil and gas reserves are capitalized. Such costs include land acquisition costs, geological and geophysical expenditures, drilling costs of productive and non-productive wells and tangible production equipment. General and administrative expenses are capitalized to the extent such costs are directly associated with acquisition, exploration and development of oil and gas properties. Proceeds from the sale of petroleum and natural gas properties reduce capitalized costs without recognition of a gain or loss unless such a sale would significantly alter the rate of depletion and depreciation.

     Capitalized costs, including tangible production equipment, are depleted using the unit of production method based on proved reserves of oil and gas, before royalties, as estimated by independent engineers. For purposes of the calculation, oil and gas reserves are converted to a common unit of measure on the basis of six thousand cubic feet of gas to one barrel of oil. Depreciation of the natural gas liquids processing plant and other property and equipment are calculated using the straight line method over their estimated useful lives.

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

Field Services Business Segment

     The Company receives field service revenue generated by its share of natural gas processing fees at the Carbon gas plant. The portion of the plant processing fee revenue attributable to Resources own gas volumes processed by the plant is not reported as field service revenue, but instead offsets an identical amount otherwise chargeable to lease operating expenses. The Carbon plant also processes natural gas belonging to unrelated plant non-owners which represents the majority of Resources field services revenues.

     Resources also derives less significant revenues and net cash flow from other gathering and compression facilities in which it has ownership. Amounts applicable to Resources' own gas production volumes have likewise been eliminated from both revenues and expenses from these operations.

Income Taxes

     The liability method is used in measuring income taxes based on temporary differences including timing differences and other differences between the tax basis of an asset or liability and its carrying amount in the financial statements. The method uses the tax rate and the tax law expected to apply to taxable income in the periods in which the future income tax asset or liability is expected to be realized. The Company is subject to tax under applicable Canadian tax law.

Earnings Per Share

     Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share are calculated assuming the exercise of outstanding dilutive options.

(2)  STATEMENTS OF CASH FLOW

     The Company elected for 1998 to adopt Canadian Institute of Chartered Accountants (CICA) 1540, Cash Flow Statements, which require a business enterprise to provide a statement of cash flow in place of a statement of changes in financial position. Application of CICA 1540 is required for fiscal years beginning on or after August 1, 1998. Cash flow information for prior years is restated to conform to the requirements of CICA 1540 as follows:

                                       Net Cash Provided by          Net Cash Provided by
                                       Operating Activities     (Used In) Investing Activities
                                       --------------------     ------------------------------
                                       (In Canadian Dollars)         (In Canadian Dollars)
Nine Months Ended August 31, 1999         (In Thousands)                (In Thousands)
---------------------------------
As previously reported                       $    835                      $     (106)
Restatement                                       383                            (383)
                                             --------                      ----------
As Restated                                  $  1,218                      $     (489)
                                             ========                      ==========

(3)  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                           Nine Months Ended August 31,      Three Months Ended August 31,
                           ----------------------------      -----------------------------
                               1999          1998                 1999           1998
                           -----------  ---------------      -------------  --------------
Current:
     Federal                 $    2          $   24             $   23           $    1
     Alberta                      -               -                  -                -
                             ------          ------             ------           ------
                                  2              24                 23                1
                             ======          ======             ======           ======

Future:
     Federal                   (160)             68                (83)              13
     Alberta                    (96)             52                (86)              10
                             ------          ------             ------           ------
                               (256)            120               (169)              23
                             ------          ------             ------           ------

Total income tax expense     $ (254)         $  144             $ (146)          $   24
                             ======          ======             ======           ======

     Total tax provision has resulted in effective tax rates which differ from statutory Federal income tax rates. The reasons for these differences are illustrated by the following table:

                                                                       Percent of Pretax Earnings
                                                                      Nine Months Ended August 31,
                                                                      ---------------------------
                                                                          1999          1998
                                                                      ------------  -------------
Federal Canadian and provincial statutory rates                             45 %             45 %

Resource allowance                                                          28              (27)

Crown royalties, net of credits                                            (19)              16

Statutory rate change

Adjustments of prior year amounts and other                                  3                1
                                                                        ------            -----

Effective rate                                                              57 %             35 %
                                                                        ======            =====

     The tax effect of significant temporary differences representing deferred tax assets and liabilities and charges were as follows (in thousands):

                                                                                       Current Year
                                                              Dec. 1, 1998               Activity              August 31,1999
                                                             -------------             ------------            --------------
Deferred tax liabilities:
     Temporary differences, principally oil
     and gas properties                                      $      1,995              $       (256)           $       1,739
                                                             ============              ============            =============

     For Canadian income tax purposes Resources has tax pools available at August 31, 1999 to reduce future taxable income. These pools include oil and gas property expenses of $4,235,000, development and exploration expenses of $1,042,000, earned depletion base of $1,170,000 and undepreciated capital costs of $2,465,000. The tax attributes of carryforward pools are included to determine the temporary differences shown as deferred tax liabilities. These attributes generally do not expire.


(4)  RELATED PARTY TRANSACTIONS

     Resources incurred certain direct and indirect general and administrative costs for services provided by its former Parent in lieu of expanding the number of its own full-time employees. These costs were primarily for labor, related benefits and other overhead costs as provided by an agreement between the parties. These costs were $54,000 and $271,000 for the first nine months of 1999 and 1998, respectively. Effective March 31, 1999, this management agreement was terminated.


(5)  COMMITMENTS

     The majority of the Company's natural gas is contracted to gas marketing companies on a deliverability basis and sold at published index prices less applicable transportation and marketing charges. The Company has temporarily assigned its firm transportation agreements through October, 1999 and has retained the option to obtain additional firm transportation service. At August 31, 1999, the Company had seven forward priced hedge contracts. These contracts allow the Company to receive fixed prices for a percentage of its production. The terms of these transactions are as follows:

                        Daily Quantity        Contract Quantity      Fixed Price/
Period                    GigaJoules             GigaJoules            GigaJoule
--------------------   ----------------      -------------------     -------------
Apr 99 - Oct 99                  1,055                  226,000             $2.390
Dec 98 - Oct 01                  1,055                1,125,000             $2.570
Apr 99 - Oct 99                  1,000                  214,000             $2.310
Apr 99 - Oct 99                    500                  107,000             $2.220
Nov 99 - Oct 00                  1,000                  366,000             $2.720
Nov 99 - Mar 00                    750                  113,250             $3.620
Apr 00 - Oct 00                    750                  160,500             $2.925

     The unrecognized loss on these contracts totaled $806,000 based on August 31, 1999 market values.

     The Company estimates that future costs of site abandonment and restoration of well sites, gas processing plants and other facilities will be $434,362 as of August 31, 1999 in addition to $221,000 already accrued as a liability. The estimated costs are being recognized on a unit-of-production basis over the life of the properties.


(6)  ACQUISITION OF OIL AND GAS PROPERTIES

     Between December 1998 and April 1999, Resources purchased producing oil and gas properties and natural gas gathering and compression facilities in Alberta, Canada. These acquisitions were accounted for as a purchase and considered "material" by management for purposes of pro forma disclosure. The following pro forma statement presents incremental results of operations for the current year and for the corresponding period of the preceding year as though the acquisitions had occurred at the beginning of the periods being reported on. Revenues and expenses subsequent to the purchase dates have been included in 1999 operating results and are not included in the incremental results.

     The incremental pro forma results below are not indicative of the results that would have occurred if the acquisitions had been in effect for the entire periods presented. The pro forma results are not intended to be a projection of future results. Financial information showing the incremental pro forma results of the acquisition is presented below:

                                         Nine Months Ending August 31,     Three Months Ending August 31,
                                         -----------------------------     ------------------------------
                                             1999            1998               1999           1998
                                         -------------  --------------     -------------  ---------------
                                                                 (in Canadian dollars)
                                                         (in thousands, except per share data)
Revenues                                   $ 168           $ 1,080             $   -           $   324
Direct Operating Expenses                     64               510                 -               182
Depreciation & Depletion                     109               682                 -               210
Interest Expense                              40               237                 -                78
Income Tax Expense (a)                       (15)             (122)                -               (45)
Net Income                                   (30)             (227)                -              (101)
Earnings per share                         (0.02)            (0.15)                -              (0.07)

(a)  Income taxes at Company's effective rate for the applicable period.


(7)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

     The financial statements have been prepared in accordance with Canadian GAAP and differ in certain respects from financial statements which the Company would have made had its financial statements been prepared in accordance with United States GAAP. Differences between the two methods which affect these financial statements are:

     (a) Under U.S. GAAP, cash (and cash equivalents) includes bank deposits, money market instruments, and commercial paper with original maturities of three months or less. Canadian GAAP permits the inclusion in cash of temporary investments with maturities greater than 90 days. The differences in measurement had no impact on classifications in the balance sheets.

     (b) Basic earnings per share using U.S. GAAP is the same as basic earnings per share using Canadian GAAP. Under U.S. GAAP, fully diluted earnings per share are reported using the "treasury stock method." Under Canadian GAAP, fully diluted earnings per share assumes that cash proceeds from the deemed exercise of stock options are invested by the

          Company in such a way as to earn a reasonable return. The number of shares used in the calculation is the same for both methods.

     (c) Under U.S. GAAP, the full cost accounting method requires that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value (discounted at 10%) of future net revenues from estimated production of proved oil and gas reserves; plus (2) the cost of properties not being amortized, if any, plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized if any, less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Using U.S. GAAP, there would not have been an impairment to the full cost pool.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below summarizes the Company's financial condition and results of operations and should be read in conjunction with the financial statements and related notes. The financial related comments contained in this section are derived from financial statements prepared in accordance with Canadian GAAP.

     The information presented below contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling or deepening of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially are described, among other places in the Company's 1998 Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Without limiting the factors so described, factors include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts and regulatory developments. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Three months ended August 31, 1999 compared to three months ended August 31, l998.

     Total revenues for the third quarter of 1999 were $1,307,000, a 77% increase from the prior year period amount of $737,000. The increase was due primarily to higher natural gas production, including production resulting from the Company's Acquisitions, and higher natural gas, oil and plant liquid prices. Net income in the third quarter of 1999 was $36,000 compared to $54,000 in the third quarter of 1998. The decrease was primarily due to increased general and administrative expenses, increased depletion, depreciation and amortization expenses, offset by higher natural gas, oil and plant liquid revenues, lease operating cost efficiencies and a deferred tax benefit.

     The following table show comparative revenue, sales volumes, average prices and percentage changes between periods, for natural gas, oil and plant liquids for the third quarters of 1999 and 1998:

                                                  Three Months Ended August 31,
                                             ---------------------------------------
                                                1999          1998        % Change
                                             ---------     ---------     -----------
Natural gas revenues M$                         1,100           537           105%
Oil revenues M$                                   151           117            30%
Natural gas liquids revenues M$                   156            73           114%

Natural gas sales volumes:
      Millions of cubic feet                      411           271            52%
      MCF/day                                   4,471         2,947

Oil sales volumes:
      Barrels                                   5,869         6,884           -15%
      Barrels/day                                  64            75

Natural gas liquids sales volumes:
      Barrels                                   8,289         6,199            34%
      Barrels/day                                  90            67

Average price received:
      Natural gas - $/MCF                        2.67          1.98            35%
      Oil - $/BBL                               25.78         16.96            52%
      Plant liquids - $/BBL                     18.84         11.75            60%

     Average daily oil and plant liquid production in the third quarter of 1999 were 64 and 90 barrels, respectively. Average daily gas production for the third quarter of 1999 was 4,471 mcf. This is an increase of 42% on a barrel of oil equivalent ("boe") basis compared to the same period in 1998.

     The Company's continued success with the exploitation of properties acquired during 1999 and current development activity has resulted in increasing production for three successive quarters. Exploration activities are expected to continue for the balance of 1999.

     Average oil prices increased 52% from $16.96 per barrel in the third quarter of 1998 to $25.78 in 1999. Average plant liquid prices increased 60% from $11.75 in the third quarter of 1998 to $18.84 in 1999. Average natural gas prices increased 35% from $1.98 per mcf for the third quarter of 1998 to $2.67 per mcf in 1999.

     Royalty expense consists primarily of Crown Royalties as well as smaller amounts of freehold and gross overriding royalties. The Company is eligible for the Alberta Royalty Tax Credit ("ARTC") which varies inversely with prevailing prices for oil and gas sales in Alberta. For the third quarter of 1999 the net Crown Royalty rate was 6% compared to 5% in 1998.

     Lease operating expenses totaled $231,000 or $2.79 per boe for the third quarter of 1999 compared to $187,000 or $3.20 per boe in the prior year period. This reduction in per boe expense is due to efficiencies realized from operating the Company's East Carbon properties and the fact that lease operating expenses for 1998 were higher due to well workovers at the Company's Hoffer properties.

     Field netbacks commonly reported by Canadian energy companies equate to oil and gas sales less royalties and lease operating expenses. Resources' average field netback increased significantly for the third quarter of 1999 to $12.78 per boe compared to $8.29 for the third quarter of 1998 primarily due to the positive revenue and lease operating expense variances previously discussed.

     Resources has always followed the U.S. practice of converting its natural gas to boe based on the heating value ratio of six mcf of natural gas to one barrel of oil. A ratio of 10:1 which historically has more closely approximated price ratios, is used by nearly all Canadian public companies.

     If natural gas had been converted to boe using the Canadian practice of a 10:1 ratio, then reported field netbacks would have been $19.12 and $12.01 per boe for the third quarter of 1999 and 1998, respectively.

     General and administrative expenses, net of third party reimbursements, for the third quarter of 1999 totaled $466,000, a $210,000 or 82% increase for the same period of

1998. The increase in general and administrative expense was primarily due to the hiring of full time employees

     Interest and other expenses were $77,000 in the third quarter of 1999, a $107,000 increase from the prior year period. Interest expense increased as a result of incurring long-term debt in 1999 to partially fund acquisitions. See "Acquisitions" and "Liquidity and Capital Resources". The Company's average borrowing rate for the third quarter of 1999 was 7.0%.

     Depletion, depreciation and amortization expense for the third quarter of 1999 totaled $618,000, an increase of $406,000 or 191% from the 1998 level. Depletion expense increased primarily due to increased gas sales and a downward adjustment to CEC's 1998 year end developed non-producing and proved undeveloped natural gas reserves that resulted in an increased depletion rate per boe in 1999 compared to 1998.

Nine months ended August 31, 1999 compared to nine months ended August 31, 1998.

     Revenues for the nine months ended August 31, 1999 totaled $3,463,000 million, a 46% increase from the prior year period. The increase was due primarily to increased natural gas and plant liquid production, including production resulting from the Company's acquisitions and higher natural gas, oil and plant liquid prices. The net loss in the first nine months of 1999 was $188,000 compared to net income of $268,000 in the first nine months of 1998. The decrease was primarily due to increased general and administrative expenses, increased depletion, depreciation and amortization expenses partially offset by higher oil, natural gas and plant liquid revenues.

     The following table shows comparative revenue, sales volume, average prices and percentage changes between periods, for natural gas, oil, and plant liquids for the first nine months of 1999.

                                                 Nine Months Ended August 31,
                                             ------------------------------------
                                                1999         1998     % Change
                                             ---------    ---------  ------------
Natural gas revenues M$                         2,934        1,716         71%
Oil revenues M$                                   385          367          5%
Natural gas liquids revenues M$                   365          297         23%

Natural gas sales volumes:
      Millions of cubic feet                    1,115          889         25%
      MCF/day                                   4,069        3,244

Oil sales volumes:
      Barrels                                  18,395       19,797         -7%
      Barrels/day                                  67           72

Natural gas liquids sales volumes:
      Barrels                                  23,802       20,206         18%
      Barrels/day                                  87           74

Average price received:
      Natural gas - $/MCF                        2.63         1.93         36%
      Oil - $/BBL                               20.91        18.51         13%
      Plant liquids - $/BBL                     15.34        14.69          4%

     Average daily oil and plant liquid production for the first nine months of 1999 were 67 and 87 barrels, respectively. Average daily gas production for the first nine months of 1999 was 4,069 mcf. This is an increase of 21% on a boe equivalent basis compared to the same period in 1998.

     The Company's continued success with the exploitation of properties acquired during 1999 and current development activity has resulted in increasing production for three successive quarters. Exploration activities are expected to continue for the balance of 1999.

     Average oil prices increased 13% from $18.51 per barrel in the first 9 months of 1998 to $20.91 in 1999. Average plant liquids prices increased 4% from $14.69 for the first nine months of 1998 to $15.34 in 1999. Average natural gas prices increased 36% from $1.93 per mcf for the first nine months of 1998 to $2.63 in 1999.

     Royalty expense consists primarily of Crown Royalties as well as smaller amounts of freehold and gross overriding royalties. The Company is eligible for the Alberta Royalty Tax Credit ("ARTC") which varies inversely with prevailing prices for oil and gas sales in Alberta. For the first nine months of 1999 and 1998 the net Crown Royalty rate was 6%.

     Lease operating expenses totaled $585,000 or $2.57 per boe for the first nine months of 1999 compared to $563,000 or $2.99 per boe in the prior year period. This reduction in per boe expense is due to efficiencies realized from operating the Company's East Carbon properties and the fact that lease operating expenses for 1998 were higher due to well workovers at the Company's Hoffer properties.

     Field netbacks commonly reported by Canadian energy companies equate to oil and gas sales less royalties and lease operating expenses. Resources' average field netback increased significantly for the first nine months of 1999 to $12.28 per boe compared to $8.50 per boe for the first nine months of 1998 primarily due to the positive revenue and lease operating expense variances previously discussed.

     Resources has always followed the U.S. practice of converting its natural gas to boe based on the heating value ratio of six mcf of natural gas to one barrel of oil. A ratio of 10:1 which historically has more closely approximated price ratios, is used by nearly all Canadian public companies.

     If natural gas volume had been converted to boe using the Canadian practice of a 10:1 ratio, then reported field netbacks would have been $18.22 and $12.40 per boe for the first nine months of 1999 and 1998, respectively.

     General and administrative expenses, net of third party reimbursements, for the first nine months of 1999 totaled $1,522,000, a $908,000 or 148% increase from the same period in 1998. The increase in general and administrative expense was primarily due to the hiring of full time employees, partially offset by a reduction in charges for management services provided by Columbus under a management contract which was terminated March 31, l999.

     Interest and other expenses increased to $136,000 for the first nine months of 1999, a $159,000 increase from the prior year period. Interest expense increased as a result of incurring long-term debt in 1999 to partially fund acquisitions. See "Acquisitions" and "Liquidity and Capital Resources". The Company's average interest rate for the first nine months of 1999 was 7.25%.

     Depletion, depreciation and amortization expense for the nine month period ended August 31, l999 totaled $1,597,000, a increase of $911,000 or 133% from the 1998 level. Depletion expense increased primarily due to increased gas sales and a downward adjustment to CEC's 1998 year end developed non-producing and proved undeveloped natural gas reserves that resulted in an increased depletion rate boe in 1999 compared to 1998. For the first nine months of 1999 the depletion rate was $6.29 per boe, compared to $3.20 per boe for the same period in 1998.

Acquisitions

     In December 1998 the Company acquired for $2.3 million working interests in 16 natural gas wells, associated natural gas gathering and compression facilities and undeveloped lands in the East Carbon Field (Wayne-Rosedale), located in Alberta, Canada from Neutrino Resources, Ltd. The acquisition was funded with cash and bank financing. The acquisition increased the Company's working interest ownership in the East Carbon Field from 33-1/3% to 64%. The Company estimates that as of November 30, 1998, the remaining proved reserves before royalty of the acquired properties are approximately 51,000 barrels of oil and natural gas liquids and approximately 2.3 billion cubic feet of natural gas.

     In March 1999, the Company acquired for $800,000 a 100% working interest in one natural gas well, associated natural gas gathering facilities and underdeveloped lands in the East Carbon Field, located in Alberta, Canada from Westdrum Energy Ltd. and C. & D. Oil and Gas Ltd. The acquisition was funded with bank financing. The Company estimates that as of March 1, 1999, the remaining proved reserves before royalty of the acquired property are approximately 19,000 barrels of oil and natural gas liquids and approximately 720,000 mcf of natural gas.

     In March 1999, the Company acquired for $2.1 million working interests in 17 natural gas wells, associated natural gas gathering and compression facilities in the East Carbon Field, located in Alberta, Canada from Cometra Energy (Canada) Ltd. The acquisition was funded with bank financing. The acquisition increased the Company's working interest ownership in the East Carbon Field from 64% to 97%. The Company estimates that as of March 1, 1999, the remaining proved reserves before royalty of the acquired properties are approximately 48,000 barrels of oil and natural gas liquids and approximately 2.1 billion cubic feet of natural gas.

     In April 1999, the Company acquired for $125,000 working interests in 13 natural gas wells, associated natural gas gathering and compression facilities and undeveloped lands in the East Carbon Field, located in Alberta, Canada from Springroad Resources, Inc. The acquisition was funded with bank financing. The acquisition increased the Company's working interest ownership in the East Carbon Field from 97% to approximately 100%. The Company estimates that as of March 1, 1999, the remaining proved reserves before royalty of the acquired properties are approximately 4,000 barrels of oil and natural gas liquids and approximately 180,000 mcf of natural gas.

     On August 12, 1999, the Company entered into an agreement to acquire all of the stock of Denver based Bonneville Fuels Corporation ("Bonneville"), an oil and gas exploration and production company with working interests in approximately 290 oil and natural gas wells and over 150,000 net acres located in Colorado, Kansas, New Mexico, Texas, and Utah. Bonneville is a wholly owned subsidiary of Bonneville Pacific Corporation. The purchase price for the stock of Bonneville is approximately $24,000,000, subject to adjustments, plus debt of approximately $6,500,000 remaining at Bonneville.

     Net proved reserves of Bonneville are estimated at approximately 250,000 barrels of oil and approximately 40 billion cubic feet of natural gas. Current net production from the properties to be acquired is approximately 13,000 mcf of gas per day and 200 barrels of oil per day.

     Carbon Energy Corporation ("Carbon"), a Colorado corporation, has been formed and will receive from Yorktown Energy Partners III ("Yorktown"), equity funds in the amount of $24,750,000 which will be used to purchase Bonneville stock. Yorktown will purchase Carbon common stock at U.S. $5.50 per share. It is intended that Carbon common stock will be listed on the American Stock Exchange. Shareholders of CEC will be offered the opportunity to exchange their shares of CEC for shares of Carbon on the basis of one share of CEC for one share of Carbon. At the completion of the exchange offer, CEC will become a subsidiary of Carbon. Closing of the Bonneville purchase is scheduled for October 31, 1999. The exchange offer will commence later this year after effectiveness of a registration statement to be filed with the Security and Exchange Commission. Those arrangements are covered by an Exchange and Financing Agreement among Carbon, CEC and Yorktown Energy III, L.P.

     Carbon on a consolidated basis with both Bonneville and CEC, will have reserves of oil and natural gas more than four times larger than CEC; and Carbon will have, in addition to CEC's Canadian operations, a base of operations in the western region of the U.S. with potential for development of the acquired properties and additional acquisitions in the U.S. and Canada. Reserves of the combined companies will be approximately 52 bcf of gas and 475,000 barrels of oil and natural gas liquids. The combined companies will have daily production in excess of 18,000 mcf of gas per day and nearly 400 barrels of oil per day.

Exploration Activities

     Under the full cost method of accounting, all exploration costs associated with continuing efforts to acquire or review prospects including outside geological and seismic consultants are capitalized. A total of $201,000 of exploration costs were capitalized during the first nine months of 1999 compared to $40,000 in the first nine months of 1998.

Liquidity and Capital Resources

     The principal sources of the Company's funds are cash flows from operating activities and available borrowings under the Company's financing commitment.

     For the first nine months of 1999, net cash from operating activities was $1,389,000 compared to $1,218,000 for the same period in 1998. The increase is primarily due to increased oil and gas sales, a positive net change in operating assets and liabilities, partially offset by general and administrative expenses. Net cash used in investing activities was $7,751,000 for the first nine months of 1999 compared to $489,000 in 1998. This increase was primarily due to acquisitions in the East Carbon Area and a deposit related to the Bonneville Fuels acquisition. "See Acquisitions". Net cash provided by financing activities in the first nine months of 1999 was $4,696,000 which was primarily due to the proceeds from long-term debt, partially offset by the acquisition of 23,000 shares of the Company's common stock. Net cash used in financing activities in the first nine months of 1998 was $79,000 due to the acquisition of 83,000 shares of the Company's common stock partially offset by the issuance of 70,000 shares of the Company's common stock.

     In December 1998, Resources received a financing commitment from Canadian Imperial Bank of Commerce ("CIBC"). The purpose of the loan is to provide financing for the acquisition of oil and gas reserves and for normal operating requirements. The loan is secured by the Company's oil and gas assets. The interest rate on outstanding borrowings is the CIBC Prime Rate plus 3/4%. The initial commitment was a $2.5 million revolving loan. In March 1999, the commitment was increased to a $5.0 million revolving loan. In October 1999, the commitment was increased to a $6.5 million revolving loan. The commitment will be reduced to $5.75 million upon closing of the Bonneville Fuels acquisition "See Acquisitions". The revolving phase of the loan will expire on April 30, 2000 and may be renewed by CIBC. If the revolving commitment is not renewed by CIBC, the loan would be converted into a term loan and will be permanently reduced by way of consecutive monthly principal payments over a period not to exceed 36 months. Borrowings under the loan during 1999 have resulted in increased interest expense during 1999 compared to 1998.

Income Taxes

     In 1997, the Company adopted CICA 3465, Income Taxes. Since 1993, Resources had paid current taxes to Revenue Canada based on its taxable income after utilization, to the extent allowed, of its tax pool carry forwards. Currently payable taxable income for future periods is dependent upon the level and type of capital expenditures incurred in those future periods as well as percentage limitations for utilization of existing tax pools. For 1999, the Company anticipates little or no current income tax liability based upon current and anticipated 1999 activity. For 1998, Federal and provincial taxes were $41,000.

Exchange Rate of the Canadian Dollar

     All dollar amounts in this report are in Canadian dollars except where otherwise indicated. The following table sets forth the rates of exchange for the Canadian dollar, expressed in United States dollars:

                                          Nine Months Ended August 31,
                                      ------------------------------------
                                           1999                1998
                                      ---------------     ----------------
Rate at end of period                         0.6685               0.6361
Average rate during period                    0.6657               0.6880
High                                          0.6894               0.7105
Low                                           0.6440               0.6343

     On September 30, 1999, the noon buying rate in Canadian dollars was .6803 U.S.= $1.00 Canadian.

Year 2000 Issues

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

     Resources is currently completing an external review of all Year 2000 issues by contacting and/or sending out questionnaires to all of its natural gas purchasers, gathering system and plant operators, downstream pipeline operators, equipment and service providers, operators of its oil and gas properties, financial institutions and vendors providing payroll and medical benefits and services. The preliminary phase of this review has been completed. Based upon this review, a schedule of revisions (if any) to existing systems as well as requisite contingency plans will be designed and implemented.

     Resources utilizes a service bureau for its accounting processing. The oil and gas accounting system utilized by the service bureau is Year 2000 compliant. Resources has selected an accounting system and is in the process of bringing all accounting services and processing in-house. The oil and gas accounting system selected is Year 2000 compliant. Resources is also dependent upon personal computer based software programs and files that may not be Year 2000 compliant. Resources has set a revised deadline of November 1999 to be internally compliant with Year 2000 specifications.

     Management expects costs for Resources to become Year 2000 compliant will not be significant. Resources does not believe that any loss of revenue will occur as a result of the Year 2000 problem. However, despite Resosurces's efforts to identify and remedy Year 2000 problems, there may be related failures that disrupt Resources's business temporarily. In addition, the timetable for Resources's planned completion of its own Year 2000 modifications and the estimated costs to accomplish this are management's best estimates. These assessments involve many assumptions concerning future events, including the continued availability of certain resources, particularly personnel able to locate, reprogram or replace, and test Resources's hardware and software in accordance with Resources's established schedule. There can be no guarantee that Resources's estimates will prove accurate, and actual results could differ significantly because of the non-compliance of third parties of business importance to Resources.

Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operation or cash flow of the Company due to adverse changes in financial and commodity market prices and rates.

Market and Commodity Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Pricing is primarily driven by the prevailing prices for oil and gas in Central Alberta. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

     As described in Note 5 to the Financial Statements, from time to time, the Company enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas prices volatility and to support oil and natural gas prices at targeted levels. The Company primarily uses futures swap instruments to hedge its commodity prices. Realized gains or losses from price risk management activities are recognized in oil and gas sales revenues in the period in which the associated production occurs.

Inflation and Changes in Prices

     While certain of its costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices.

Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company.

     In regard to interest rate risk, the Company has established a $6.5 million credit facility with a Canadian bank as described in "Liquidity and Capital Resources" under Item 2 "Management's Discussion of Analysis of Financial Condition and Results of Operations". The interest rate for borrowings under this facility is variable. In regard to foreign currency risk, the Company's operations are primarily conducted in Canada. The Company does not use financial instruments relating to currency and exchange rates. For information on the exchange rate of the Canadian dollar, refer to "Exchange Rate of the Canadian Dollar" under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material legal proceedings pending or, to our knowledge, threatened against the Company.

Item 6. Exhibits and Reports on Form 8-k

          (a)  Exhibits

               10.1 -  Stock Purchase Agreement dated as of August 11, 1999 by and between Bonneville Pacific Corporation as seller and
                       CEC Resources Ltd. as buyer.
               10.2 -  Exchange and Financing Agreement dated as of October 14,
                       1999 among Carbon Energy Corporation, CEC Resources Ltd,
                       and Yorktown Energy Partners III, L.P.
               11   -  Computation of per share earnings
               27   -  Financial Data Schedule

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CEC RESOURCES LTD.
                                        Registrant


DATE: October 15, 1999                   /s/ Patrick R. McDonald
      ------------------------          ----------------------------------
                                         President and
                                         Chief Executive Officer
                                         (a duly authorized officer)


DATE: October 15, 1999                   /s/ Kevin D. Struzeski
      ------------------------          ----------------------------------
                                         Treasurer
                                         (Chief Financial Officer)